Form 10-K
period 1995-12-31
MAIN PLACE FUNDING CORP
filed 1996-03-29
CIK 927627

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-K
(Mark one)

     [ x ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1995

                                       or
     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934  (NO FEE REQUIRED)
              For the transition period from ________ to _______

                         Commission File Number 33-82040
                                                --------

                         MAIN PLACE FUNDING CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                       75-2547042
--------                                       ----------
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                 Number)

               1201 Main Street, 29th Floor, Dallas, Texas  75202
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  (214) 743-9999
                                  --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  x   No
   ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

No shares of voting securities of the registrant are held by non-affiliates.

On March 25, 1996, there were 100 shares of the registrant's common stock outstanding, all of which shares are held by NationsBank of Texas, N.A., an indirect, wholly owned subsidiary of NationsBank Corporation.

THE  REGISTRANT  MEETS  THE  CONDITIONS SET FORTH  IN  GENERAL
INSTRUCTION J(1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Documents incorporated by reference: NONE


                                     PART I

Item 1.   BUSINESS

Main Place Funding Corporation (MPFC) was incorporated on June 24, 1994 in the state of Delaware. MPFC is a wholly owned, limited-purpose, finance subsidiary of NationsBank of Texas, N.A. (Parent), which is an indirect, wholly owned subsidiary of NationsBank Corporation
(Corporation), a multi-bank holding company organized in 1968 under the laws of North Carolina. MPFC's sole purpose is to issue and sell mortgage-backed bonds and subordinated indebtedness and to acquire, own, hold and pledge the related mortgage notes and other assets serving as collateral in connection therewith. Its operations commenced on September 20, 1994 (Inception). For information regarding issuances of mortgage-backed bonds and subordinated indebtedness, see Note 4 to the Financial Statements at page F-10.

Item 2.   PROPERTIES

MPFC does not own or lease any physical property.

Item 3.   LEGAL PROCEEDINGS

MPFC has no legal actions or proceedings pending.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted in accordance with General Instruction J to Form 10-K.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

All of MPFC's outstanding Common Stock, its sole class of common equity on the date hereof, is owned by the Parent. Accordingly, there is no public trading market for MPFC's Common Stock. During 1995, MPFC paid cash dividends of $27.7 million to the Parent. MPFC paid no cash dividends during 1994.

Item 6.   SELECTED FINANCIAL DATA

Omitted in accordance with General Instruction J to Form 10-K.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the year ended December 31, 1995 was $31.2 million. Net income for the period from Inception through December 31, 1994 was $3.5 million.

MPFC's net income reflects the impact of several factors such as the levels and the average interest rates of the mortgage loan portfolio and issuances of mortgage-backed bonds and subordinated notes, including securities market conditions and the volatility of interest rates.

The average yield on the mortgage loan portfolio for the year ended
December 31, 1995 was 7.34 percent. The average yield on the mortgage loan portfolio for the period from Inception through December 31, 1994 was 7.32 percent. Changes in such average yield are primarily related to the mix between fixed- and adjustable-rate loans, the repricing terms of adjustable-rate loans, the impact of the general level of interest rates, the levels of prepayments of mortgage loans and normal scheduled amortization of the portfolio as a whole. For the year ended December 31, 1995, the average interest rates on the outstanding mortgage-backed bonds and subordinated notes were 6.27 percent and 7.90 percent, respectively.

                                        2

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are listed in the Index to Financial Statements on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                     PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted in accordance with General Instruction J to Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

Omitted in accordance with General Instruction J to Form 10-K.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted in accordance with General Instruction J to Form 10-K.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted in accordance with General Instruction J to Form 10-K.

                                     PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           a. The financial statements required by this Item are listed in the Index to Financial Statements on page F-1.

           b. The following report on Form 8-K has been filed by the registrant during the quarter ended December 31, 1995:

               Current Report on Form 8-K dated October 31, 1995 and filed November 13, 1995, Item 7.

           c. The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K.

           d. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                        3

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Main  Place  Funding  Corporation
                                        ---------------------------------

Date:  March 25, 1996                      /s/    Joe L. Price
                                         ---------------------------------
                                            Joe L. Price
                                            Senior Vice President--Accounting


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                     Date

/s/    John E. Mack           President, Treasurer       March 25, 1996
-----------------------------
John E. Mack                       and Director
              (Principal Executive and Financial Officer)

/s/   Joe L. Price            Senior Vice President -    March 25, 1996
-----------------------------
Joe L. Price                       Accounting
                     (Principal Accounting Officer)

/s/  F. William Vandiver, Jr.   Chairman and Director    March 25, 1996
-----------------------------
F. William Vandiver, Jr.

/s/  James H. Luther          Vice President and         March 25, 1996
-----------------------------
James H. Luther                    Director

/s/  William L. Maxwell            Director              March 25, 1996
-----------------------------
William L. Maxwell

                                        4

MAIN PLACE FUNDING CORPORATION

INDEX TO FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----

Report of Independent Accountants.......................................   F-2

Financial Statements:

     Balance Sheet on December 31, 1995 and 1994........................   F-3

     Statement of Income for the Year Ended December 31, 1995 and for the
     Period from Inception through December 31, 1994....................   F-4

     Statement of Cash Flows for the Year Ended December 31, 1995 and for
     the Period from Inception through December 31, 1994................   F-5

     Statement of Changes in Shareholder's Equity for the Year Ended
     December 31, 1995 and for the Period from Inception through
     December 31, 1994..................................................   F-6

Notes to Financial Statements...........................................   F-7

                                      F-1

                        Report of Independent Accountants




To the Board of Directors and Shareholder of Main Place Funding Corporation




In our opinion, the accompanying balance sheet and related statements of income, of changes in shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Main Place
Funding Corporation at December 31, 1995 and 1994, and results of its operations and its cash flows for the year ended December 31, 1995 and for the period from inception through December 31, 1994 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/  Price Waterhouse LLP


Charlotte, North Carolina
March 20, 1996

                                      F-2

Main Place Funding Corporation
Balance Sheet
(Dollars in Thousands)

                                                                         December 31,
                                                             ----------------------------------
                                                                    1995             1994
-----------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents.........................        $        4,870  $        66,933
   Amount due from Trustee...........................               106,531                -
   Mortgage loans, net of unearned income............             4,523,744        1,536,389
   Allowance for credit losses.......................               (17,805)         (10,993)
   Interest receivable...............................                21,907            7,321
   Other assets......................................                 9,199            1,552
                                                             ----------------------------------
                                                             $    4,648,446  $     1,601,202
                                                             ==================================

Liabilities
   Accrued expenses..................................        $       22,137  $        27,611
   Mortgage-backed bonds.............................             2,999,342                -
   Subordinated notes................................             1,320,183        1,299,476
                                                             ----------------------------------
     Total liabilities...............................             4,341,662        1,327,087
                                                             ----------------------------------

Shareholder's Equity
   Common stock, $.01 par value:
     authorized - 1,000 shares; issued - 100 shares..                     -                -
   Additional paid-in capital........................               299,648          270,566
   Retained earnings.................................                 7,136            3,549
                                                             ----------------------------------
     Total shareholder's equity......................               306,784          274,115
                                                             ----------------------------------
                                                             $    4,648,446  $     1,601,202
                                                             ==================================

See accompanying notes to financial statements.

                                      F-3

Main Place Funding Corporation
Statement of Income
(Dollars in Thousands)

                                                                 Year            From Inception
                                                                 Ended               Through
                                                               December 31,        December 31,
                                                                  1995                1994
-----------------------------------------------------------------------------------------------
Interest and fees on mortgage loans..................        $    204,024    $         32,209
                                                             ----------------------------------

Expenses
   Interest..........................................             146,805              25,701
   Other operating expenses..........................               9,149               1,049
                                                             ----------------------------------
      Total expenses.................................             155,954              26,750
                                                             ----------------------------------
Income before income taxes...........................              48,070               5,459
Income tax expense...................................              16,825               1,910
                                                             ----------------------------------
Net income...........................................        $     31,245    $          3,549
                                                             ==================================

See accompanying notes to financial statements.

                                      F-4

Main Place Funding Corporation
Statement of Cash Flows
(Dollars in Thousands)

                                                                                  Year       From Inception
                                                                                  Ended         Through
                                                                              December 31,    December 31,
                                                                                  1995            1994
-----------------------------------------------------------------------------------------------------------
Operating Activities
   Net income............................................................... $     31,245     $     3,549
   Reconciliation of net income to net cash provided by operating activities
     Net increase in interest receivable....................................      (14,283)         (7,321)
     Net increase (decrease) in accrued expenses............................       (5,474)         27,606
     Other operating activities.............................................        2,765               -
                                                                             ------------------------------
        Net cash provided by operating activities...........................       14,253          23,834
                                                                             ------------------------------

Investing Activities
   Net increase in amount due from Trustee..................................      (67,731)              -
   Net reduction of mortgage loans outstanding..............................      399,908          40,176
                                                                             ------------------------------
        Net cash provided by investing activities...........................      332,177          40,176
                                                                             ------------------------------

Financing Activities
   Proceeds from issuances of long-term debt, net of issuance costs.........    3,925,633       1,297,924
   Retirement of long-term debt.............................................     (913,451)              -
   Proceeds from issuance of common stock...................................            -           5,000
   Cash dividends to Parent.................................................      (27,658)              -
   Distribution of capital to Parent........................................   (3,393,017)     (1,300,001)
                                                                             ------------------------------
        Net cash provided (used) by financing activities....................     (408,493)          2,923
                                                                             ------------------------------

Net increase (decrease) in cash and cash equivalents........................      (62,063)         66,933
Cash and cash equivalents at beginning of period............................       66,933               -
                                                                             ------------------------------
Cash and cash equivalents at December 31.................................... $      4,870     $    66,933
                                                                             ==============================

Supplemental cash flow disclosure
   Cash paid for interest                                                    $    169,106     $         -
   Cash paid for income taxes                                                           -               -

See accompanying notes to financial statements.

                                      F-5

Main Place Funding Corporation
Statement of Changes in Shareholder's Equity
(Dollars in Thousands)


                                                       Common Stock               Additional                               Total
                                                   ----------------------           Paid-In          Retained          Shareholder's
                                                   Shares        Amount             Capital          Earnings             Equity
------------------------------------------------------------------------------------------------------------------------------------
   Net income.....................................    -      $           -      $           -      $      3,549       $      3,549
   Common stock issued............................  100                                 5,000                                5,000
   Net assets contributed by the Parent...........                                  1,565,567                            1,565,567
   Distribution of capital to the Parent..........                                 (1,300,001)                          (1,300,001)
                                                   ---------------------------------------------------------------------------------
Balance on December 31, 1994......................  100                  -            270,566             3,549            274,115
   Net income.....................................                                                       31,245             31,245
   Cash dividends.................................                                                      (27,658)           (27,658)
   Net assets contributed by the Parent...........                                  3,422,099                            3,422,099
   Distribution of capital to the Parent..........                                 (3,393,017)                          (3,393,017)
                                                   ---------------------------------------------------------------------------------
Balance on December 31, 1995......................  100      $           -      $     299,648      $      7,136       $    306,784
                                                   =================================================================================

See accompanying notes to financial statements.

                                      F-6

Main Place Funding Corporation
Notes to Financial Statements

Note 1 - Accounting Policies

Basis of Presentation

Main Place Funding Corporation (MPFC) was incorporated on June 24, 1994.   It
is a wholly owned, limited-purpose, finance subsidiary of NationsBank of Texas, N.A. (Parent), which is an indirect, wholly owned subsidiary of NationsBank Corporation (Corporation). MPFC's sole purpose is to issue and sell mortgage-backed bonds and subordinated indebtedness and to acquire, own, hold and pledge the related mortgage notes and other assets serving as collateral in connection therewith. Its operations commenced on September 20, 1994 (Inception).

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Significant estimates made by management are discussed in these footnotes as applicable.

Cash and Cash Equivalents

Cash and cash equivalents includes cash items in the process of collection and amounts due from affiliated banks.

Loans

Loans are reported at their outstanding principal balances, net of any charge-offs and unamortized premiums or discounts. Discounts and premiums are amortized to income using methods that approximate the interest method.

Nonperforming Loans

Loans that are past due 120 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally classified as nonperforming loans unless well secured and in the process of collection. Generally, loans which are past due 180 days or more as to principal or interest are classified as nonperforming regardless of collateral or collection status.

Interest collections on nonperforming loans for which the ultimate collectibility of principal and interest is uncertain are applied as reductions in book value. Otherwise, such collections are credited to income when received.

Allowance for Credit Losses

The allowance for credit losses is available to absorb losses inherent in the credit extension process. Credit exposures deemed to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged-off amounts are credited to the allowance for credit losses.

MPFC's process for determining an appropriate allowance for credit losses includes management judgment and use of estimates. The adequacy of the allowance for credit losses is reviewed regularly by management. Additions to the allowance for credit losses are made by charges to the provision for credit losses. On a quarterly basis, a comprehensive review of the adequacy of the allowance for credit losses is performed. This assessment is made in the context of historical losses, as well as existing economic conditions.

                                      F-7

Other Real Estate Owned

Loans are classified as other real estate owned when MPFC forecloses on a property or when physical possession of the collateral is taken regardless of whether foreclosure proceedings have taken place. Other real estate owned is carried at the lower of (1) the recorded amount of the loan for which the foreclosed property previously served as collateral or (2) the fair value of the property minus estimated costs to sell. Prior to foreclosure, the recorded amount of the loan is reduced, if necessary, to the fair value, minus estimated costs to sell, of the real estate to be acquired by charging the allowance for credit losses.

Subsequent to foreclosure, gains or losses on the sale of and losses on the periodic revaluation of other real estate owned are credited or charged to expense. Net costs of maintaining and operating foreclosed properties are expensed as incurred.

Income Taxes

There are two components of income tax provision: current and deferred.

Current income tax provisions approximate taxes to be paid or refunded for the applicable period.

Balance sheet amounts of deferred taxes are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods.

Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized.

MPFC's operating results are included in the consolidated federal income tax return of the Corporation. The method of allocating federal income tax expense is determined under a tax allocation agreement. This agreement specifies that income tax expense will be computed for all subsidiaries on a separate company method, taking into account tax planning strategies and the tax position of the consolidated group.

                                      F-8

Note 2 - Mortgage Loans

Mortgage loans on December 31 were composed of (dollars in thousands):
                                                 1995             1994
-------------------------------------------------------------------------
Fixed-rate loans..........................  $  1,292,457      $   791,240
Adjustable-rate loans.....................     3,231,287          745,149
                                            -----------------------------
   Total loans............................  $  4,523,744      $ 1,536,389
                                            =============================

Transactions in the allowance for credit losses were (dollars in thousands):
                                                 1995             1994
-------------------------------------------------------------------------
Balance on January 1 and at Inception.....  $     10,993      $         -
Residential mortgage loans charged off....          (104)               -
Allowance applicable to contributed loans.         6,916           10,993
                                            -----------------------------
Balance on December 31....................  $     17,805      $    10,993
                                            =============================

On December 31, 1995, nonperforming loans totaled $188 thousand. There were no nonperforming loans on December 31, 1994.


Other real estate owned amounted to $763 thousand on December 31, 1995. There was no other real estate owned on December 31, 1994.


Note 3 - Affiliate Transactions

In conjunction with establishing MPFC, the Parent contributed $1.6 billion of mortgage loans to MPFC, net of an allowance for credit losses of $11.0 million. During 1995, additional mortgage loans totaling $3.4 billion, net of an allowance for credit losses of $6.9 million, were contributed by the Parent to MPFC.

On February 1, 1996, the Parent contributed an additional $501 million of mortgage loans to MPFC.


MPFC has entered into an agreement with NationsBanc Mortgage Corporation, a subsidiary of the Parent, for the servicing and administration of its mortgage portfolio. Servicing expense for the year ended December 31, 1995 approximated $7.7 million.

MPFC maintains its cash and cash equivalent accounts primarily with the Parent.

                                      F-9

Note 4 - Long-Term Debt

In September 1994, the Securities and Exchange Commission declared effective MPFC's shelf registration statement (Registration Statement) to issue up to $4 billion of Mortgage-Backed Bonds (Bonds). The Bonds, which are issuable in series pursuant to separate indentures, will be generally subject to the following terms. The Bonds, collateralized primarily by 1 to 4 family mortgage loans, will be obligations solely of MPFC. The Bonds will not be prepayable at the option of MPFC, but will be subject to redemption in whole or in part under certain circumstances. Under the terms of an indenture relating to a series of Bonds, MPFC must maintain a minimum amount of eligible collateral, which is determined on a discounted basis and may consist of mortgage loans, certain U.S. agency mortgage pass-through certificates, U.S. government securities and cash held by a trustee (the Trustee). The types, characteristics and permitted amounts of eligible collateral are subject to change from time to time without the consent of the bondholders if such changes would not adversely affect the ratings assigned to the Bonds. In the event such collateral requirements are not met with respect to any series, MPFC must provide additional or substitute mortgage loans or other acceptable collateral with respect to such series to meet the required amount of eligible collateral and/or repurchase Bonds in an amount sufficient to meet collateral requirements. If sufficient eligible collateral is not supplied and/or sufficient Bonds are not repurchased, MPFC must redeem a portion of the outstanding Bonds of such series such that the existing amount of eligible collateral meets the collateral requirements of the indenture relating to the Bonds of such series that remain outstanding after the redemption.

On July 18, 1995, MPFC issued $1.5 billion of Mortgage-Backed Bonds, Series 1995-1, due 1998 (Series 1995-1 Bonds), bearing interest at the one-month London interbank offered rate (LIBOR) plus 21 basis points with a maximum interest rate of 12 percent. The proceeds from the issuance of the Series 1995-1 Bonds were used to return to the Parent approximately $982 million of capital and to repay a portion of the October 1994 subordinated note discussed below. On October 31, 1995, MPFC issued $1.5 billion of Mortgage-Backed Bonds, Series 1995-2, due 2000 (Series 1995-2 Bonds), bearing interest at the three-month
LIBOR plus 17 basis points.   The proceeds from the issuance of the Series 1995-
2 Bonds were used to return to the Parent approximately $1.5 billion of capital. On December 31, 1995, all of the Series 1995-1 and 1995-2 Bonds were outstanding with interest rates of 5.96 percent and 6.1075 percent, respectively, based on the rate in effect on December 31, 1995, and were collateralized by mortgage loans with a book value of approximately $2.2 billion and $2.3 billion, respectively. On January 5, 1996, the discounted value of the eligible collateral for the Series 1995-1 and 1995-2 Bonds, as computed by the Trustee, was approximately $1.6 billion and $1.8 billion, respectively, and exceeded the amount required by the terms of the related indentures by approximately $98 million and $261 million, respectively.

On October 2, 1994, MPFC borrowed $1.3 billion under a subordinated note from the Parent. On November 30, 1995, MPFC borrowed $925 million under an additional subordinated note from the Parent, which note subsequently was increased to $934 million. The proceeds from the notes were used to return capital to the Parent. The subordinated notes bear interest at 8.0% and 6.5%, respectively, which is payable quarterly in arrears. The notes mature on September 25, 1999 and September 25, 2000, respectively, and are subordinated to all of MPFC's senior debt, including the Bonds. MPFC may repay amounts, from time to time, owed under the subordinated notes from funds which are not subject to the lien of any indenture relating to any senior debt. On December 31, 1995, $594 million and $726 million, respectively, was owed on the subordinated notes.

Interest expense on the subordinated notes for the year ended December 31, 1995 and for the period from Inception through December 31, 1994 was $87.8 million and $25.7 million, respectively. Interest expense on the Series 1995-1 and Series 1995-2 Bonds for the year ended December 31, 1995 was $59.0 million.

As of March 25, 1996, MPFC had $1 billion of remaining shelf capacity under the Registration Statement.

                                      F-10

Note 5 - Income Taxes

Current income tax expense is determined as if MPFC filed a separate tax return and the amount so determined is payable to or receivable from the Corporation. Current federal taxes payable to the Corporation of $18.7 million and $1.9 million are included in the balance sheet on December 31, 1995 and 1994, respectively.

Deferred income tax expense or benefit is determined by the change in the deferred tax asset or liability between periods. The deferred tax asset or liability balance at the end of any period is determined by the tax effect of MPFC's cumulative temporary differences to the extent recognized by the Corporation. Deferred tax assets of $6.2 million and $3.8 million on December 31, 1995 and 1994, respectively, represent amounts established in conjunction with the loan contributions from the Parent, as discussed more fully in Note 3, and are included in the balance sheet. The most significant component of MPFC's deferred tax asset is the loan loss reserve.

Current income tax expense was $16.8 million for the year ended December 31, 1995. For the period from Inception through December 31, 1994, current income tax expense was $1.9 million.

Note 6 - Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of the estimated fair values of financial instruments. The fair value of an instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Fair values of items for which no quoted market price is available have been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. The estimation methods for individual classifications of financial instruments are more fully described below. Different assumptions could significantly affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented below.

In addition, the estimates are only indicative of individual instruments' values and should not be considered an indication of the fair value of MPFC.

Short-Term Financial Instruments

The carrying value of short-term financial instruments, including cash and cash equivalents and amounts due from the Trustee, approximates the fair value. These financial instruments generally expose MPFC to limited credit risk and have no stated maturities or maturities of less than 30 days.

Mortgage Loans

Fair values were estimated for the mortgage loans based on credit quality and maturity. The fair value of fixed-rate loans was estimated by discounting estimated future cash flows using the December 31 origination rate for similar loans. Contractual cash flows were adjusted for prepayments using published industry data. For variable-rate loans, the carrying amount was considered to approximate fair value. Where credit deterioration has occurred, cash flows for fixed- and variable-rate loans have been reduced to incorporate estimated losses. Where quoted market prices were available, such market prices were utilized as estimates of fair value.

Long-Term Debt

The fair value of the subordinated notes was estimated by using the December 31 market rates on similar debt. The book value was considered to approximate fair value for the Series 1995-1 and Series 1995-2 Bonds.

                                      F-11

The book and fair values of financial instruments on December 31 were (dollars
in thousands):
                                          1995                    1994
                                 -----------------------------------------------
                                     Book         Fair       Book      Fair
                                     Value        Value      Value     Value
--------------------------------------------------------------------------------
Financial assets
     Cash and cash equivalents...$     4,870  $    4,870  $   66,933  $   66,933
     Amount due from Trustee.....    106,531     106,531           -           -
     Mortgage loans, net of
        unearned income..........  4,523,744   4,494,991   1,536,389   1,411,363
     Allowance for credit losses.    (17,805)          -     (10,993)          -

Financial liabilities
     Mortgage-backed bonds.......  2,999,342   2,999,342           -           -
     Subordinated notes..........  1,320,183   1,374,280    1,299,476  1,281,218

                                      F-12