Form 10-K/A
period 1995-12-31
MAIN PLACE FUNDING CORP
filed 1996-05-08
CIK 927627

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-K/A
                                 AMENDMENT NO. 1
(Mark one)

     [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
               For the fiscal year ended December 31, 1995

                                       or

     [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934  (NO FEE REQUIRED)
               For the transition period from_______ to _______

                         Commission File Number 33-82040
                                                --------

                         MAIN PLACE FUNDING CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                75-2547042
- --------                                ----------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification Number)

               1201 Main Street, 29th Floor, Dallas, Texas  75202
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  (214) 743-9999
                                  --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No
                                       -----   -----

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

Documents incorporated by reference:    NONE

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Main  Place  Funding  Corporation
                                               ---------------------------------

Date:  May 8, 1996                             /s/   Joe L. Price
                                               ---------------------------------
                                               Joe L. Price
                                               Senior Vice President--Accounting

                                INDEX TO EXHIBITS


Exhibit No.                       Description
- -----------                       -----------

3.        (a)  Certificate of Incorporation of the registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of the registrant's Form S-3 (Reg. No. 33-82040).

          (b) By-laws of the registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.2 of the registrant's Form S-3 (Reg. No. 33-82040).

4.        (a)  Indenture dated as of July 18, 1995 between the registrant and
               First Trust National Association, pursuant to which the registrant issued Mortgage-Backed Bonds, Series 1995-1, bearing interest at the one-month LIBOR rate plus 21 basis points, due 1998, incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K dated July 18, 1995.

          (b) Indenture dated as of October 31, 1995 between the registrant and First Trust National Association, pursuant to which the registrant issued Mortgage-Backed Bonds, Series 1995-2, bearing interest at the three-month LIBOR rate plus 17 basis points, due 2000, incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K dated October 31, 1995.

10.       (a)  Servicing Agreement dated as of October 31, 1995 between the registrant and NationsBanc Mortgage Corporation, incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K dated October 31, 1995.

          (b) Credit Agreement dated as of October 31, 1995 among the registrant, NationsBank of Texas, N.A. and First Trust National Association, as trustee, incorporated by reference to Exhibit
               10.2 of the registrant's Current Report on Form 8-K dated October 31, 1995.

          (c) Amended and Restated Credit Agreement dated as of October 31, 1995 among the registrant, NationsBank of Texas, N.A. and First Trust National Association, as trustee, incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K dated October 31, 1995.

          (d) Mortgage Note Transfer and Contribution Agreement dated as of October 1, 1995 among the registrant, NationsBank of Texas, N.A. and NationsBanc Mortgage Corporation, incorporated by reference to Exhibit 10.4 of the registrant's Current Report on Form 8-K dated October 31, 1995.

          (e) Subordinated Note dated October 2, 1994 between the registrant and NationsBank of Texas, N.A.*

          (f) Subordinated Note dated November 30, 1995 between the registrant and NationsBank of Texas, N.A.*

27.       (a)  Financial Data Schedule.


_______________

* Previously filed on March 28, 1996 with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.