Form 10-Q
period 1996-03-31
MAIN PLACE FUNDING CORP
filed 1996-05-14
CIK 927627

                       UNITED STATES SECURITIES AND EXCHANGE
                               COMMISSION
                         Washington, D.C.  20549

                                    Form 10-Q
(Mark one)

           [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 1996

                                      or
           [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from          to           .
                                                   ----------  -----------

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

THE  REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION  H(1)
(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

On May 14, 1996, there were 100 shares of the registrant's common stock outstanding, all of which shares are held by NationsBank of Texas, N.A., an indirect, wholly owned subsidiary of NationsBank Corporation.

                     MAIN PLACE FUNDING CORPORATION

                      INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.  Financial Statements:

         Balance Sheet on March 31, 1996 and December 31, 1995................ 1

         Statement of Income for the Three Months Ended March 31, 1996
         and 1995............................................................. 2

         Statement of Cash Flows for the Three Months Ended March 31, 1996 and
         1995................................................................. 3

         Statement of Changes in Shareholder's Equity for the Three Months
         Ended March 31, 1996 and 1995........................................ 4

         Notes to Financial Statements........................................ 5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................ 7

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K..................................... 7

Signature..................................................................... 8

Part I.      FINANCIAL INFORMATION

Item 1.     Financial Statements

Main Place Funding Corporation
Balance Sheet
(Dollars in Thousands)
																	                                       	 March 31 			    December 31
                                       																		    1996			            1995
- --------------------------------------------------------------------------------------
Assets

	 Cash and cash equivalents..........................   $     6,767 		   $      4,870
	 Amount due from Trustee............................       144,375 			       106,531
	 Mortgage loans, net of unearned income.............     4,716,516 		      4,523,744
	 Allowance for credit losses........................       (19,149)		        (17,805)
	 Interest receivable................................        24,965 		         21,907
	 Other assets.......................................	        9,042 		          9,199
                                                      --------------------------------
																                                       $  4,882,516 		   $  4,648,446
	                                                     ================================
Liabilities
 	Accrued expenses...................................   $     25,886 		  $     22,137
	 Mortgage-backed bonds..............................      2,999,393 		     2,999,342
	 Subordinated notes.................................      1,037,261 		     1,320,183
                                                      ---------------------------------
	   Total liabilities................................      4,062,540 		     4,341,662
                                                      ---------------------------------

Shareholder's Equity
	Common stock, $.01 par value:
 	  authorized - 1,000 shares; issued - 100 shares... 		           - 		             -
 	Additional paid-in capital.........................        802,134 			      299,648
	 Retained earnings..................................         17,842 			        7,136
                                                      --------------------------------
	   Total shareholder's equity.......................        819,976 			      306,784
                                                      --------------------------------
                                                        $  4,882,516 		  $  4,648,446
                                                      ================================

See accompanying notes to financial statements.

Main Place Funding Corporation
Statement of Income
(Dollars in Thousands)

                                                          																		Three Months
 																                                                         	Ended March 31
                                                                       --------------------------
														                                                         		1996 				       1995
- -------------------------------------------------------------------------------------------------

Interest and fees on mortgage loans.................................			$ 	87,747 		    $ 	28,044
                                                                       --------------------------

Expenses
  Interest..........................................................		  		67,915 			      25,990
  Other operating expenses..........................................  				 3,356 			         951
                                                                      ---------------------------
    Total expenses..................................................		    71,271 			      26,941
                                                                      ---------------------------
Income before income taxes..........................................				  16,476 			       1,103
Income tax expense..................................................				   5,770 			         386
                                                                      ---------------------------
Net income..........................................................			$ 	10,706 		    $ 	   717
                                                                      ===========================
See accompanying notes to financial statements.

Main Place Funding Corporation
Statement of Cash Flows
(Dollars in Thousands)

				                                                                             															Three Months
																			                                                                            Ended March 31
                                                                                      -----------------------------
																	                                                                   	      1996  			       1995
- -------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income......................................................................	     $	10,706	      $    717
  Reconciliation of net income to net cash provided by operating activities
    Net increase in interest receivable...........................................		         (25)		        (149)
    Net increase in accrued expenses..............................................		       3,749		       26,375
    Other operating activities....................................................		         343 		         (31)
                                                                                      ------------------------------
      Net cash provided by operating activities...................................		      14,773 		      26,912
                                                                                      ------------------------------

Investing Activities
  Net increase in amount due from Trustee.........................................	      (37,844)		           -
  Net reduction of mortgage loans outstanding.....................................	      307,890 		      25,011
                                                                                      -------------------------------
    Net cash provided by investing activities.....................................	      270,046 		      25,011


Financing Activities
  Retirement of long-term debt....................................................	    (282,922) 		           -
                                                                                      --------------------------------
     Net cash used by financing activities........................................	    (282,922)		            -
                                                                                      --------------------------------


Net increase in cash and cash equivalents.........................................	       1,897 		       51,923
Cash and cash equivalents at beginning of period..................................	       4,870 		       66,933
                                                                                      --------------------------------
Cash and cash equivalents at March 31.............................................	 $     6,767	    $   118,856
                                                                                      ================================

Supplemental cash flow disclosure
  Cash paid for interest 													                                              $    82,148 	   $         -
  Cash paid for income taxes                                                              1,911 	             -

See accompanying notes to financial statements.

Main Place Funding Corporation
Statement of Changes in Shareholder's Equity
(Dollars in Thousands)

  																	                                                              Additional		 		              Total
 												                                                  Common Stock  	    Paid-In 		   Retained		   Shareholer's
                                                         ----------------------
                                                         Shares     	 	Amount	    Capital		    Earnings		     Equity
- -------------------------------------------------------------------------------------------------------------------------


Balance on December 31, 1994............................	  100 	     $	    -   $  270,566     $   3,549 	  $   274,115
	Net income.............................................               						             	         717 	          717
                                                         ----------------------------------------------------------------
Balance on March 31, 1995...............................	  100	      $     -   $  270,566     $   4,266 	  $   274,832

Balance on December 31, 1995............................	  100 	     $	    -   $  299,648     $   7,136 	   $   306,784
	Net income.............................................	   								               10,706 		     10,706
	Net assets contributed by the Parent...................                          502,486 					 502,486
                                                         ----------------------------------------------------------------
Balance on March 31, 1996...............................	  100 	    $ 	   -   $  802,134 	   $  17,842 	   $   819,976
                                                         ================================================================
See accompanying notes to financial statements.

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented.

Accounting policies followed in the presentation of interim financial results are presented on pages F-7 and F-8 of the Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2 - Mortgage Loans

Mortgage loans were composed of (dollars in thousands):

                                                    March 31      December 31
                                                     1996             1995
- ------------------------------------------------------------------------------
Fixed-rate loans..............................   $  1,315,204    $  1,292,457
Adjustable-rate loans.........................      3,401,312       3,231,287
                                                 -----------------------------
  Total loans.................................   $  4,716,516    $  4,523,744
                                                 =============================

Transactions in the allowance for the credit losses were (dollars in thousands):

                                                      1996             1995
- -------------------------------------------------------------------------------
Balance on January 1.........................   $     17,805     $     10,993
Allowance applicable to contributed loans....          1,344                -
                                                ------------------------------
Balance on March 31..........................   $     19,149     $     10,993
                                                ===============================


Nonperforming loans totaled $1.5 million and $188 thousand on March 31, 1996 and December 31, 1995, respectively.

Other real estate owned amounted to $741 thousand on March 31, 1996 compared to $763 thousand on December 31, 1995.

Note 3 - Affiliate Transactions

On February 1, 1996, the Parent contributed an additional $502 million of mortgage loans including accrued interest and net of an allowance for credit losses of $1.3 million, to MPFC.

MPFC has entered into an agreement with NationsBanc Mortgage Corporation, a subsidiary of the Parent, for the servicing and administration of its mortgage portfolio. Servicing expense for the three months ended March 31, 1996 and 1995 approximated $3.3 million and $950 thousand, respectively.

MPFC maintains its cash and cash equivalent accounts primarily with the Parent.

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

On July 18, 1995, MPFC issued $1.5 billion of Mortgage-Backed Bonds, Series
1995-1, due 1998 (Series 1995-1 Bonds), bearing interest at the one-month London interbank offered rate (LIBOR) plus 21 basis points with a maximum interest rate of 12 percent.  The proceeds from the issuance of the Series 1995-1 Bonds were used to return to the Parent approximately $982 million of capital and to repay a portion of the October 1994 subordinated note discussed below.  On October 31,
1995, MPFC issued $1.5 billion of Mortgage-Backed Bonds, Series 1995-2, due 2000
(Series 1995-2 Bonds), bearing interest at the three-month LIBOR plus 17 basis
points.   The proceeds from the issuance of the Series 1995-2 Bonds were used to return to the Parent approximately $1.5 billion of capital.  On March 31, 1996, all of  the Series 1995-1 and 1995-2 Bonds were outstanding with interest rates of 5.61 percent and 5.67 percent, respectively, based on the rate in effect on
March 31, 1996, and were collateralized by mortgage loans with a book value of approximately $2.5 billion and $2.2 billion, respectively.  On April 5, 1996, the discounted value of the eligible collateral for the Series 1995-1 and 1995-2
Bonds, as computed by the Trustee, was approximately $1.9 billion and $1.7 billion, respectively, and exceeded the amount required by the terms of the related indentures by approximately $352 million and $129 million, respectively.

On October 2, 1994, MPFC borrowed $1.3 billion under a subordinated note from the Parent. On November 30, 1995, MPFC borrowed $925 million under an additional subordinated note from the Parent, which note subsequently was increased to $934 million. The proceeds from the notes were used to return capital to the Parent. The subordinated notes bear interest at 8.0% and 6.5%, respectively, which is payable quarterly in arrears. The notes mature on September 25, 1999 and September 25, 2000, respectively, and are subordinated to all of MPFC's senior debt, including the Bonds. MPFC may repay amounts, from time to time, owed under the subordinated notes from funds which are not subject to the lien of any indenture relating to any senior debt. On March 31, 1995, $594 million and $443 million, respectively, was owed on the subordinated notes.

Interest expense on the subordinated notes for the three months ended March 31, 1996 and 1995 was $23.6 million and $26.0 million, respectively. Interest expense on the Series 1995-1 and Series 1995-2 Bonds for the three months ended
March 31, 1996 was $44.3 million.

As of May 14, 1996, MPFC had $1 billion of remaining shelf capacity under the Registration Statement.


Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations

     Net income for the three months ended March 31, 1996 was $10.7 million compared to $717 thousand earned in the first quarter of 1995.
     MPFC's net income reflects the impact of several factors such as the levels and the average interest rates of the mortgage loan portfolio and the issuance of the Series 1995-1 and 1995-2 Bonds and the subordinated notes, including securities market conditions and the volatility of interest rates. The results of operations for any particular interim period may not be indicative of results to be expected for a full year.
     The average yield on the mortgage loans for the three months ended March
31, 1996 and 1995 was 7.37 percent and 7.34 percent, respectively. Changes in such average yield are primarily related to the mix between fixed- and adjustable-rate loans, the repricing terms of adjustable rate loans, the impact of the general level of interest rates, the levels of prepayments of mortgage loans and normal scheduled amortization of the portfolio as a whole.
     The average interest rates on the outstanding mortgage-backed bonds and subordinated notes for the three months ended March 31, 1996 were 5.91 percent and 7.19 percent, respectively.


Part II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

              (a)  Exhibits:

                   27.  Financial Data Schedule

              (b)  Reports on Form 8-K:

                   None



                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Main Place Funding Corporation

Date:  May 14, 1996                     /s/   Joe L. Price
                                        --------------------------------
                                                            Joe L. Price
                                        Senior Vice President--Accounting
                                        (Principal Accounting and
                                         Duly Authorized Officer)


                                        8

