Form 10-Q
period 1996-06-30
MAIN PLACE FUNDING CORP
filed 1996-08-14
CIK 927627

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q
(Mark one)

     [ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1996

                                       or

     [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from               to                  .

                         Commission File Number 33-82040

                         MAIN PLACE FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                75-2547042
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

                1201 Main Street, 29th Floor, Dallas, Texas 75202
               (Address of principal executive offices) (Zip Code)

                                  (214) 743-9999
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No___

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

On August 14, 1996, there were 100 shares of the registrant's common stock outstanding, all of which shares are held by NationsBank, N.A. (South), an indirect, wholly owned subsidiary of NationsBank Corporation.

                         MAIN PLACE FUNDING CORPORATION

                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page

Part I.   Financial Information

Item 1.   Financial Statements:

     Balance Sheet on June 30, 1996 and December 31, 1995................    1

     Statement of Income for the Three Months and Six Months Ended
     June 30, 1996 and 1995..............................................    2

     Statement of Cash Flows for the Six Months Ended June 30, 1996 and
     1995................................................................    3

     Statement of Changes in Shareholder's Equity for the Six Months Ended
     June 30, 1996 and 1995..............................................    4

     Notes to Financial Statements.......................................    5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    6

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K...............................    7

Signature................................................................    8

Index to Exhibits........................................................    9

Part I.      FINANCIAL INFORMATION

Item 1.     Financial Statements

Main Place Funding Corporation
Balance Sheet
(Dollars in Thousands)
                                                June 30           December 31
                                                  1996                1995
- ------------------------------------------------------------------------------
Assets
     Cash and cash equivalents................ $    81,435        $     4,870
     Securities available for sale............      79,280                  -
     Amount due from Trustee..................      85,985            106,531
     Mortgage loans, net of unearned income...   4,498,220          4,523,744
     Allowance for credit losses..............     (19,149)           (17,805)
     Interest receivable......................      24,052             21,907
     Other assets.............................       8,120              9,199
                                              --------------------------------
                                              $  4,757,943        $ 4,648,446
                                              ================================

Liabilities
     Accrued expenses......................... $    32,612        $    22,137
     Mortgage-backed bonds....................   2,999,443          2,999,342
     Subordinated notes.......................   1,339,664          1,320,183
                                              --------------------------------
          Total liabilities...................   4,371,719          4,341,662
                                              --------------------------------

Shareholder's Equity
     Common stock, $.01 par value:
       authorized - 1,000 shares; issued - 100
       shares.................................           -                  -
     Additional paid-in capital...............     375,861            299,648
     Retained earnings........................      10,363              7,136
                                              --------------------------------
          Total shareholder's equity..........     386,224            306,784
                                              --------------------------------
                                              $  4,757,943        $ 4,648,446
                                              ================================

See accompanying notes to financial statements.

Main Place Funding Corporation
Statement of Income
(Dollars in Thousands)
                                     Three Months              Six Months
                                     Ended June 30            Ended June 30
                                ------------------------------------------------
                                   1996         1995        1996         1995
- --------------------------------------------------------------------------------
Interest and fees on
  mortgage loans............... $ 86,171     $ 32,120   $ 173,918      $ 60,164
                                ------------------------------------------------

Expenses
     Interest..................   65,380       25,989     133,295        51,979
     Other operating expenses..    3,284        1,310       6,640         2,261
                                ------------------------------------------------
        Total expenses.........   68,664       27,299     139,935        54,240
                                ------------------------------------------------
Income before income taxes.....   17,507        4,821      33,983         5,924
Income tax expense.............    7,144         1,687     12,914         2,073
                                ------------------------------------------------
Net income..................... $ 10,363     $   3,134  $  21,069      $  3,851
                                ================================================

See accompanying notes to financial statements.

Main Place Funding Corporation
Statement of Cash Flows
(Dollars in Thousands)
                                                                                             Six Months
                                                                                            Ended June 30
                                                                                      -----------------------
                                                                                          1996         1995
- -------------------------------------------------------------------------------------------------------------
Operating Activities
     Net income....................................................................... $  21,069    $   3,851
     Reconciliation of net income to net cash provided (used) by operating activities
          Net (increase)/decrease in interest receivable..............................       888       (4,905)
          Net increase/(decrease) in accrued expenses.................................    10,475      (25,134)
          Other operating activities..................................................     1,554       (3,596)
               Net cash provided (used) by operating activities.......................    33,986      (29,784)

Investing Activities
     Net increase in amount due from Trustee..........................................    20,546       38,800
     Net reduction of mortgage loans outstanding......................................   519,144       23,338
               Net cash provided by investing activities..............................   539,690       62,138

Financing Activities
     Net increase in long-term debt...................................................    19,481            -
     Distribution of capital to Texas.................................................  (498,750)           -
     Cash dividends paid to Texas.....................................................   (17,842)           -
               Net cash used by financing activities..................................  (497,111)           -

Net increase in cash and cash equivalents.............................................    76,565       32,354
Cash and cash equivalents at beginning of period......................................     4,870       66,933
Cash and cash equivalents at end of period............................................ $  81,435     $ 99,287

Supplemental cash flow disclosure
     Cash paid for interest........................................................... $ 147,747     $ 77,680
     Cash paid for income taxes.......................................................     2,111        1,506

See accompanying notes to financial statements.

Main Place Funding Corporation
Statement of Changes in Shareholder's Equity
(Dollars in Thousands)
                                                     Additional                 Total
                                     Common Stock      Paid-In    Retained   Shareholder's
                                   Shares    Amount    Capital    Earnings      Equity
- ------------------------------------------------------------------------------------------
Balance on December 31, 1994.....    100     $   -   $   270,566  $  3,549  $   274,115
     Net income..................                                    3,851        3,851
     Net assets contributed by
      Texas......................                        857,800                857,800
                                 ---------------------------------------------------------
Balance on June 30, 1995.........    100     $   -   $ 1,128,366  $  7,400  $ 1,135,766
                                 =========================================================

Balance on December 31, 1995.....    100     $   -   $   299,648  $  7,136  $   306,784
     Net income..................                                   21,069       21,069
     Cash dividends paid to
      Texas......................                                  (17,842)     (17,842)
     Net assets contributed by
      Parent.....................                         79,280                 79,280
     Net assets contributed by
      Texas......................                        502,486                502,486
     Distribution of capital to
      Texas......................                       (505,553)              (505,553)
                                 ---------------------------------------------------------
Balance on June 30, 1996.........    100     $   -   $   375,861  $ 10,363  $   386,224
                                 =========================================================

See accompanying notes to financial statements.

Main Place Funding Corporation
Notes to Financial Statements

Note 1 - Accounting Policies

Basis of Presentation

Main Place Funding Corporation (MPFC) was incorporated on June 24, 1994. Prior to May 20, 1996, it was a wholly owned, limited-purpose, finance subsidiary of NationsBank of Texas, N.A. (Texas), which is an indirect, wholly owned subsidiary of NationsBank Corporation (Corporation). On May 20, 1996, all of the outstanding stock of MPFC was acquired by NationsBank, N.A. (South) (Parent), which is also an indirect, wholly owned subsidiary of the Corporation, for cash totaling approximately $303 million. MPFC's sole purpose is to issue and sell mortgage-backed bonds and subordinated indebtedness and to acquire, own, hold and pledge the related mortgage notes and other assets serving as collateral in connection therewith.

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

Note 2 - Mortgage Loans

Mortgage loans were composed of (dollars in thousands):

                                        June 30          December 31
                                          1996              1995
- --------------------------------------------------------------------
Fixed-rate loans..................... $ 1,266,872       $ 1,292,457
Adjustable-rate loans................   3,231,348         3,231,287
                                     -------------------------------
   Total loans....................... $ 4,498,220       $ 4,523,744
                                     ===============================

Transactions in the allowance for credit losses were (dollars in thousands):

                                                    1996         1995
- -----------------------------------------------------------------------
Balance on January 1.......................     $  17,805    $  10,993
Residential mortgage loans charged-off.....             -         (104)
Allowance applicable to contributed loans..         1,344            -
                                           ----------------------------
Balance on June 30.........................     $  19,149    $  10,889
                                           ============================

MPFC had no nonperforming loans on June 30, 1996 and $188 thousand on December 31, 1995.

Other real estate owned amounted to $493 thousand on June 30, 1996 compared to $763 thousand on December 31, 1995.

Note 3 - Affiliate Transactions

MPFC has entered into an agreement with NationsBanc Mortgage Corporation, a subsidiary of Texas, for the servicing and administration of its mortgage portfolio. Servicing expense for the six months ended June 30, 1996 and 1995 approximated $6.6 million and $2.2 million, respectively.

MPFC maintains its cash and cash equivalent accounts primarily with the Parent.

During the second quarter of 1996, the Parent contributed approximately $79 million of Federal National Mortgage Association (FNMA) certificates to MPFC.

Note 4 - Long-Term Debt

On July 18, 1995, MPFC issued $1.5 billion of Mortgage-Backed Bonds, Series 1995-1, due 1998 (Series 1995-1 Bonds), bearing interest at the one-month London interbank offered rate (LIBOR) plus 21 basis points with a maximum interest rate of 12 percent. On October 31, 1995, MPFC issued $1.5 billion of Mortgage-Backed Bonds, Series 1995-2, due 2000 (Series 1995-2 Bonds), bearing interest at the three-month LIBOR plus 17 basis points. On June 30, 1996, all of the Series 1995-1 and 1995-2 Bonds were outstanding with interest rates of 5.67484 percent and 5.65438 percent, respectively, based on the rate in effect on June 30, 1996. On June 30, 1996, the Series 1995-1 Bonds were collateralized by mortgage loans with a book value of approximately $2.4 billion and the Series 1995-2 Bonds were collateralized by mortgage loans and FNMA certificates with an aggregate book value of approximately $2.1 billion. On July 5, 1996, the discounted value of the eligible collateral for the Series 1995-1 and 1995-2 Bonds, as computed by the Trustee, was approximately $1.8 billion and $1.6 billion, respectively, and exceeded the amount required by the terms of the related indentures by approximately $239 million and $65 million, respectively.

On April 26, 1996, MPFC borrowed $1.1 billion under a subordinated note from Texas (the April 1996 note). The proceeds from the April 1996 note were used to repay a subordinated note from Texas dated October 2, 1994 (the October 1994 note), to pay a cash dividend to Texas and to return capital to Texas.
Repayment of the October 1994 note, dividends paid and capital returned were $594 million, $18 million and $499 million, respectively. The April 1996 note bears interest at a floating rate based on 3-month LIBOR plus 14 basis points (5.72 percent on June 30, 1996). The April 1996 note matures on September 25, 1999 and is subordinated to all of MPFC's senior debt, including the Series 1995-1 and 1995-2 Bonds. On May 20, 1996, the April 1996 note was sold to Parent by Texas. On June 30, 1996, $896 million was owed on the April 1996 note. In addition, $443 million was owed under a subordinated note from Texas dated November 30, 1995 (the November 1995 note). MPFC may repay amounts, from time to time, owed under the April 1996 note and the November 1995 note from funds which are not subject to the lien of any indenture relating to any senior debt.

Interest expense on the Series 1995-1and 1995-2 Bonds for the three and six months ended June 30, 1996 was $43.6 million and $87.9 million, respectively. Interest expense on the subordinated notes for the three and six months ended June 30, 1996 was $21.8 million and $45.4 million, respectively, and $26.0 million and $52.0 million, respectively, for the same periods in 1995.

As of August 13, 1996, MPFC had $1 billion of capacity available to issue additional mortgage-backed bonds under its existing registration statement.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Net income for the three and six months ended June 30, 1996 was $10.4 million and $21.1 million, respectively, compared to $3.1 million and $3.9 million, respectively, earned in the same periods in 1995. Interest income increased $54.1 million and $113.8 million in the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995 due to an increase in year-to-date average loans outstanding of $3.0 billion. Interest expense increased $39.4 million and $81.3 million in the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995 due to an increase in year-to-date average debt outstanding of $3.1 billion.
Servicing expense increased $2.0 million and $4.3 million in the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995 due to the increase in year-to-date average loans outstanding as discussed above.
     MPFC's net income reflects the impact of several factors such as the levels and the average interest rates of the mortgage loan portfolio and the issuance of the Series 1995-1 and 1995-2 Bonds and the subordinated notes, including securities market conditions and the volatility of interest rates. The results of operations for any particular interim period may not be indicative of results to be expected for a full year.

     The average yield on the mortgage loans for the three and six months ended June 30, 1996 was 7.45 percent and 7.41 percent, respectively, compared to 7.19 percent and 7.31 percent in the same periods in 1995. Changes in such average yield are primarily related to the mix between fixed- and adjustable-rate loans, the repricing terms of adjustable rate loans, the impact of the general level of interest rates, the levels of prepayments of mortgage loans and normal scheduled amortization of the portfolio as a whole.
     The average interest rates on the outstanding mortgage-backed bonds for the three and six months ended June 30, 1996 were 5.81 percent and 5.86 percent, respectively. The average interest rates on the outstanding subordinated notes for the three and six months ended June 30, 1996 were 6.21 percent and 6.68 percent, respectively.


Part II.       OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                10 (a) Mortgage Note Transfer and Contribution Agreement dated as of October 31, 1995 among MPFC, NationsBank of Texas, N.A. and NationsBanc Mortgage Corporation

                   (b) Mortgage Note Transfer and Contribution Agreement dated as of February 1, 1996 among MPFC, NationsBank of Texas, N.A. and NationsBanc Mortgage Corporation

                   (c) Subordinated Note dated May 20, 1996 between MPFC and NationsBank, N.A. (South)

                   (d) Note Assignment and Assumption Agreement dated as of May 20, 1996 between NationsBank of Texas, N.A. and NationsBank, N.A. (South)

                   (e) Contribution Agreement dated as of June 4, 1996 between MPFC and NationsBank, N.A. (South)

                27      Financial Data Schedule

           (b)  Reports on Form 8-K:

                The following report on Form 8-K was filed by MPFC during the quarter ended June 30, 1996:

                Current Report on Form 8-K dated April 26, 1996 and filed May 20, 1996, Items 1, 5 and 7.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Main Place Funding Corporation

Date:  August 14, 1996                         /s/   Joe L. Price
                                                                    Joe L. Price
                                               Senior Vice President--Accounting
                                                   (Principal Financial and Duly
                                                             Authorized Officer)

                         Main Place Funding Corporation
                                    Form 10-Q
                                Index to Exhibits


Exhibit        Description

10   (a)  Mortgage Note Transfer and Contribution Agreement dated as of
          October 31, 1995 among MPFC, NationsBank of Texas, N.A.
          and NationsBanc Mortgage Corporation

     (b) Mortgage Note Transfer and Contribution Agreement dated as of February 1, 1996 among MPFC, NationsBank of Texas, N.A.
          and NationsBanc Mortgage Corporation

     (c)  Subordinated Note dated May 20, 1996 between MPFC and
          NationsBank, N.A. (South)

     (d) Note Assignment and Assumption Agreement dated as of May 20, 1996 between NationsBank of Texas, N.A. and NationsBank, N.A. (South)

     (e) Contribution Agreement dated as of June 4, 1996 between MPFC and NationsBank, N.A. (South)

27        Financial Data Schedule