Form 10-Q
period 1996-09-30
MAIN PLACE REAL ESTATE INVESTMENT TRUST /MD/
filed 1996-11-14
CIK 927627

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)

   [  x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended
            September 30, 1996

                                 or

   [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from               to                  .
                                           -------------    ----------------

                         Commission File Number 33-82040

                     MAIN PLACE REAL ESTATE INVESTMENT TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Maryland                                                56-1996001
-------------                                           ---------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)

             100 North Tryon Street, 23rd Floor, Charlotte, NC 28255
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (704) 388-7436
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

             Main Place Funding Corporation, 1201 Main Street, 29th
             -----------------------------------------------------
               Floor, Dallas, Texas 75202 (Former name and former
               --------------------------
                     address, if changed since last report.)

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

On November 14, 1996, there were 100,000 shares of the registrant's common stock outstanding, all of which shares are held by Main Place Holdings Corporation, an indirect, wholly owned subsidiary of NationsBank Corporation.

Main Place Real Estate Investment Trust

September 30, 1996 Form 10-Q

Index

                                                                           Page
Part I.   Financial Information

Item 1.   Financial Statements

         Balance Sheet on September 30, 1996 and December 31, 1995           3

         Statement of Income for the Three Months and Nine Months
         Ended September 30, 1996 and 1995                                   4

         Statement of Cash Flows for the Nine Months Ended
         September 30, 1996 and 1995                                         5

         Statement of Changes in Shareholders' Equity for the
         Nine Months Ended September 30, 1996 and 1995                       6

         Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                             9

Part II.  Other Information

Item 5.  Other Information                                                  10

Item 6.  Exhibits and Reports on Form 8-K                                   11

Signature                                                                   13

Index to Exhibits                                                           14

PART I.     FINANCIAL
ITEM 1.     FINANCIAL STATEMENTS

MAIN PLACE REAL ESTATE INVESTMENT TRUST
BALANCE SHEET
(DOLLARS IN THOUSANDS)



                                                             September 30   December 31
                                                                1996            1995

ASSETS
   Cash and cash equivalents.........................       $      4,743  $      4,870
   Securities available for sale.....................             75,111             -
   Amount due from Trustee..........................              74,790       106,531
   Mortgage loans, net of unearned income...........           4,681,776     4,523,744
   Allowance for credit losses......................             (19,149)      (17,805)
   Interest  receivable.............................              26,855        21,907
   Other assets.....................................               7,554         9,199
                                                             ----------- --------------
                                                            $  4,851,680 $   4,648,446
LIABILITIES                                                  =========== ==============
    Accrued expenses.................................      $      39,540 $      22,137
    Mortgage-backed bonds............................          2,999,493     2,999,342
    Subordinated notes...............................          1,072,733     1,320,183
                                                             ----------- -------------
                                                               4,111,766     4,341,662
                                                             ----------- -------------

SHAREHOLDER'S EQUITY
    Common stock, $.01 par value:
      authorized - 1,000 shares; issued - 100 shares..                 -            -
Additional paid-in capital............................           718,515       299,648
Retained earnings.....................................            22,244         7,136
Net unrealized losses on securities available for sale.             (845)           -
                                                             -----------  ------------
        Total shareholder's equity....................           739,914       306,784
                                                            ------------  ------------
                                                            $  4,851,680  $  4,648,446
                                                            ============  ============




See accompanying notes to financial statements.

MAIN PLACE REAL ESTATE INVESTMENT TRUST
STATEMENT OF INCOME



                                                        THREE MONTHS              NINE MONTHS
                                                     ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                                        1996         1995        1996        1995

Income
    Interest and fees on mortgage loans......... $      85,472    $ 55,915    $ 259,390    $ 116,079
    Interest on securities available for sale...         1,365           -        1,365            -
                                                 -------------    ---------   ----------   ----------
       Total income.............................        86,837      55,915      260,755      116,079
                                                 -------------    ---------   ----------   ----------

Expenses
   Interest.....................................        64,509      38,281      197,804       90,260
   Other operating expenses.....................         3,166       2,711        9,806        4,972
                                                 -------------    ---------   ----------   ----------
      Total expenses............................        67,675      40,992      207,610       95,232
                                                 -------------    ---------   ----------   ----------
Income before income taxes......................        19,162      14,923       53,145       20,847
Income tax expense..............................         7,281       5,223       20,195        7,296
                                                 -------------    ---------   ----------   ----------
Net income...................................... $      11,881    $  9,700    $  32,950    $  13,551
                                                 =============    =========   ==========   ==========


See accompanying notes to financial statements.

MAIN PLACE REAL ESTATE INVESTMENT TRUST
STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)


                                                                      NINE MONTHS
                                                                  ENDED SEPTEMBER 30
                                                                   1996          1995
OPERATING ACTIVITIES
   Net income...............................................   $   32,950     $   13,551
   Reconciliation of net income to net cash provided
    (used) by operating activities
     Net increase in interest receivable....................        (1,047)      (17,588)
     Net increase/(decrease) in accrued expenses............        17,403       (16,898)
     Other operating activities.............................         5,648        (2,239)
                                                               ------------    ----------
           Net cash provided (used) by
             operating activities...........................        54,954       (23,174)
                                                               ------------    ----------

INVESTING ACTIVITIES
   Net decrease/(increase) in amount due from
     Trustee................................................        31,741       (41,786)
   Net reduction of mortgage loans outstanding..............       677,220       194,562
                                                               ------------    ----------
            Net cash provided by investing
              activities....................................       708,961       152,776
                                                               ------------    ----------

FINANCING ACTIVITIES
    Net increase/(decrease) in long-term debt...............      (247,450)      794,143
    Distribution of capital to NationsBank Texas............      (498,750)     (981,915)
    Cash dividends paid to NationsBank Texas................       (17,842)       (4,601)
                                                               ------------    ----------
          Net cash used by financing
            activities......................................      (764,042)     (192,373)
                                                               ------------    ----------

Net decrease in cash and cash equivalents...................          (127)      (62,771)
Cash and cash equivalents at beginning of period............         4,870        66,933
                                                               ------------    ----------
Cash and cash equivalents at end of period..................     $   4,743     $   4,162
                                                               ============    ==========
Supplemental cash flow disclosure
    Cash paid for interest..................................     $ 212,452     $ 114,455
                                                               ============    ==========
    Cash paid for income taxes..............................         2,111             -


See accompanying notes to financial statements.

MAIN PLACE REAL ESTATE INVESTMENT TRUST
STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
(DOLLARS IN THOUSANDS)



                                                                 Additional                                 Total
                                           Common Stock           Paid-In    Retained                   Shareholder's
                                           Shares   Amount        Capital    Earnings          Other        Equity
BALANCE ON DECEMBER 31, 1994...........     100       $ -     $  270,566      $  3,549      $     -     $   274,115
   Net income..........................                                         13,551                       13,551
   Cash dividends paid to
     NationsBank Texas.................                                         (4,601)                      (4,601)
   Net assets contributed by
     NationsBank Texas.................                        3,362,985                                  3,362,985
   Distribution of capital to
     NationsBank Texas.................                         (981,915)                                  (981,915)
                                        ---------    ------  -------------    ---------     ---------   -----------
BALANCE ON SEPTEMBER 30, 1995..........     100       $ -      2,651,636      $ 12,499      $     -     $ 2,664,135
                                        =========    ======  =============    =========     =========   ===========
BALANCE ON DECEMBER 31, 1995...........     100       $ -        299,648      $  7,136      $     -     $   306,784
   Net income..........................                                         32,950                       32,950
   Cash dividends paid to
     NationsBank Texas.................                                        (17,842)                     (17,842)
   Net assets contributed by
     NationsBank South.................                          421,934                                    421,934
   Net assets contributed by
     NationsBank Texas.................                          502,486                                    502,486
   Distribution of capital to
     NationsBank Texas.................                         (505,553)                                  (505,553)
   Net change in unrealized gains/(losses)
     on securities available for
       sale............................                                                        (845)           (845)
                                        ---------    ------  -------------    ---------     ---------   -----------
BALANCE ON SEPTEMBER 30, 1996..........     100       $ -        718,515      $ 22,244      $  (845)    $   739,914
                                        =========    ======  =============    =========     =========   ===========


Main Place Real Estate Investment Trust
Notes to Financial Statements

Note 1 - Accounting Policies

Basis of Presentation

Main Place Real Estate Investment Trust (MPREIT) is an indirect, wholly owned subsidiary of NationsBank Corporation (the Corporation) and is the successor by merger of Main Place Funding Corporation (MPFC) on November 1, 1996. MPREIT was established on October 24, 1996 as a Maryland real estate investment trust to consolidate the acquisition, holding and management of certain closed-end residential mortgage loans owned by the Corporation and certain of its affiliates. As a result of the merger of MPFC into MPREIT on November 1, 1996, MPREIT will issue and sell mortgage-backed bonds and subordinated indebtedness and acquire, own, hold and pledge the related mortgage notes and other assets serving as collateral in connection therewith. Additional information regarding the merger is set forth in Part II., Item 5.

The accompanying financial statements reflect the results of operations and financial condition of MPFC (now MPREIT) prior to the merger. References herein to MPREIT refer to MPFC prior to November 1, 1996 and to the combined entity on and after November 1, 1996.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. Certain prior period amounts have been reclassified to conform to current period classifications.

Accounting policies followed in the presentation of interim financial results are presented on pages F-7 and F-8 of the Annual Report on Form 10-K for the year ended December 31, 1995, as updated by the following.

Securities

Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held for investment and reported at amortized cost. All other securities are classified as available for sale and carried at fair value with net unrealized gains and losses included in shareholder's equity on an after-tax basis.

Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

Note 2 - Mortgage Loans

Mortgage loans were composed of (dollars in thousands):


                                        September 30       December 31
                                           1996               1995

Fixed-Rate loans......................  $1,240,101         $1,292,457
Adjustable-rate loans.................   3,441,675          3,231,287
                                        -----------        -----------
  Total Loans.........................  $4,681,776         $4,523,744

Transactions in the allowance for credit losses were (dollars in thousands):

                                          1996              1995

Balance on January 1 ................. $17,805            $10,993
Residential mortgage loans
 charged-off..........................     --                (104)
Allowance applicable to contributed
 loans................................   1,344              6,756
                                      -----------         --------
Balance on September 30............... $19,149            $17,645
                                      ===========         ========


MPREIT had $3.5 million of nonperforming loans on September 30, 1996 and $.2 million on December 31, 1995.

Other real estate owned amounted to $.5 million on September 30, 1996 compared to $.8 million on December 31, 1995.

Note 3 - Affiliate Transactions

MPREIT has entered into agreements with NationsBanc Mortgage Corporation, a subsidiary of NationsBank of Texas, N.A. (NationsBank Texas), and with NationsBank, N.A. for the servicing and administration of its mortgage portfolio. Servicing fees paid to NationsBanc Mortgage Corporation under the agreement in existence with MPREIT prior to November 1, 1996 approximated $9.7 million and $3.9 million for the nine months ended September 30, 1996 and 1995, respectively.

MPREIT maintains its cash and cash equivalent accounts primarily with NationsBank Texas.

During the first quarter of 1996, NationsBank Texas contributed an additional $502 million of mortgage loans including accrued interest and net of an allowance for credit losses of $1.3 million, to MPREIT.

During the second quarter of 1996, NationsBank, N.A. (South) (NationsBank South) contributed approximately $79 million of Federal National Mortgage Association
(FNMA) certificates to MPREIT.

During the third quarter of 1996, NationsBank South contributed additional collateral of approximately $342 million of real estate mortgage loans to MPREIT.

On October 31, 1996, NationsBank South contributed additional collateral of $450 million of real estate mortgage loans to MPREIT.

During October 1996, MPREIT paid a cash dividend of $35 million to NationsBank South and returned $45 million of low quality assets to NationBank South.

On November 1, 1996, NationsBank, N.A., NationsBank Texas and NationsBank South contributed an aggregate of approximately $10.9 billion of mortgage loans to MPREIT.

MPREIT has entered into an agreement with NationsBank, N.A. under which MPREIT will pay an annual fee of $500,000 to NationsBank, N.A. for advisory services.

Note 4 - Long-Term Debt

On July 18, 1995, MPREIT issued $1.5 billion of Mortgage-Backed Bonds, Series 1995-1, due 1998 (Series 1995-1 Bonds), bearing interest at the one-month London interbank offered rate (LIBOR) plus 21 basis points with a maximum interest rate of 12 percent. On October 31, 1995, MPREIT issued $1.5 billion of Mortgage-Backed Bonds, Series 1995-2, due 2000 (Series 1995-2 Bonds), bearing interest at the three-month LIBOR plus 17 basis points. On September 30, 1996, all of the Series 1995-1 and 1995-2 Bonds were outstanding with interest rates of 5.710 percent and 5.795 percent, respectively, based on the rates in effect on September 30, 1996. On September 30, 1996, the Series 1995-1 Bonds were collateralized by mortgage loans with a book value of approximately $2.3 billion and the Series 1995-2 Bonds were collateralized by mortgage loans and FNMA certificates with an aggregate book value of approximately $2.5 billion. On October 5, 1996, the discounted value of the eligible collateral for the Series 1995-1 and 1995-2 Bonds, as computed by the Trustee, was approximately $1.7 billion and $1.6 billion, respectively, and exceeded the amount required by the terms of the related indentures by approximately $194 million and $23 million, respectively.

On September 30, 1996, $629 million was owed on a subordinated note from NationsBank South dated May 20, 1996 (the May 1996 note). In addition, $443 million was owed under a subordinated note from NationsBank Texas dated November 30, 1995 (the November 1995 note). MPREIT may repay amounts, from time to time, owed under the May 1996 note and the November 1995 note from funds which are not subject to the lien of any indenture relating to any senior debt.

Interest expense on the Series 1995-1 and 1995-2 Bonds for the three and nine months ended September 30, 1996 was $44.4 million and $132.4 million, respectively. Interest expense on the Series 1995-1 Bonds for the three months ended September 30, 1995 was $19.5 million. Interest expense on the subordinated notes for the three and nine months ended September 30, 1996 was $20.1 million and $65.4 million, respectively, and $18.8 million and $70.8 million, respectively, for the same periods in 1995.


As of November 14, 1996, MPREIT had $1 billion of capacity available to issue additional mortgage-backed bonds under its existing registration statement.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net income for the three and nine months ended September 30, 1996 was $11.9 million and $33.0 million, respectively, compared to $9.7 million and $13.6 million, respectively, for the same periods in 1995. Net income reflects the impact of several factors such as the levels and the average interest rates of the mortgage loan portfolio and the issuance of the Series 1995-1 and 1995-2 Bonds and the subordinated notes, including the effects of securities market conditions and the volatility of interest rates. The results of operations for any particular interim period may not be indicative of results to be expected for a full year.

Interest income increased $30.9 million and $144.7 million in the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995 due primarily to an increase in year-to-date average loans outstanding of $2.5 billion. Interest expense increased $26.2 million and $107.5 million in the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995 due primarily to a $2.6-billion increase in year-to-date average outstanding mortgage-backed bonds. Other operating expenses increased $4.8 million to $9.8 million in the first nine months of 1996 compared to the same period in 1995 due primarily to higher mortgage servicing costs associated with the increase in year-to-date average loans outstanding as discussed above.

The average yield on the mortgage loans for the three and nine months ended September 30, 1996 was 7.61 percent and 7.48 percent, respectively, compared to
7.13 percent and 7.22 percent in the same periods in 1995. Changes in such average yield are primarily related to the mix between fixed- and adjustable-rate loans, the repricing terms of adjustable rate loans, the impact of the general level of interest rates, the levels of prepayments of mortgage loans and normal scheduled amortization of the portfolio as a whole.

The average interest rates on the outstanding mortgage-backed bonds for the three months ended September 30, 1996 and 1995 were 5.93 percent and 6.32 percent, respectively, and were 5.88 percent for the first nine months of 1996. The average interest rates on the outstanding subordinated notes for the three and nine months ended September 30, 1996 were 6.01 percent and 6.46 percent, respectively, compared to 7.99 percent and 8.01 percent for the respective periods in 1995.

Nonperforming loans were $3.5 million and $.2 million on September 30, 1996 and December 31, 1995, respectively. The increase is due primarily to the maturation of the mortgage loan portfolio.

Part II.          OTHER INFORMATION

Item 5.           Other Information

The following information is disclosed in lieu of filing a Current Report on Form 8-K:

Change in Control of Registrant

MPREIT, a Maryland real estate investment trust, was established on October 24, 1996 as the Corporation's principal affiliate responsible for consolidating the acquisition, holding and management of certain closed-end residential mortgage loans owned by the Corporation and certain of its affiliates. Through a series of transactions effective November 1, 1996, MPFC was merged (the "Merger") with and into MPREIT. MPREIT is a wholly owned subsidiary of Main Place Holdings Corporation (MP Holdings). MP Holdings is a Delaware corporation and a wholly owned subsidiary of NationsBank, N.A., which is an indirect wholly owned subsidiary of the Corporation. In order to effect the Merger, NationsBank South sold all of the outstanding stock of MPFC to NationsBank, N.A. for aggregate cash of approximately $1.1 billion, then NationsBank, N.A. contributed all of such shares to MP Holdings in exchange for 25 shares of MP Holdings common stock. Thereafter, MP Holdings merged MPFC into MPREIT with MPREIT as the survivor.

On November 1, 1996, NationsBank, N.A., NationsBank Texas, and NationsBank South, all wholly owned subsidiaries of the Corporation, contributed an aggregate of approximately $10.9 billion of mortgage loans to MPREIT. On November 13, 1996, MPREIT had assets of approximately $16.1 billion.


Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits:

        2 (a) Stock Purchase Agreement, dated as of November 1, 1996, by and between NationsBank, N.A. and NationsBank, N.A. (South).

        2 (b) Contribution Agreement, dated as of November 1, 1996, by and between NationsBank, N.A. and Main Place Holdings Corporation ("MP Holdings").

        2 (c) Agreement of Merger, dated November 1, 1996, between MP Holdings,
              Main Place Funding Corporation ("MPFC") and Main Place Real Estate Investment Trust ("MPREIT").

       2 (d) Stock Purchase Agreement, dated as of November 1, 1996, by and between NationsBank, N.A. and NationsBank, N.A. (South).

       2 (e) Stock Purchase Agreement, dated as of November 1, 1996, by and between NationsBank, N.A. and NationsBank of Texas, N.A.

       2 (f) Contribution Agreement, dated as of November 1, 1996, by and between NationsBank, N.A. and MP Holdings.

        3 (a) Declaration of Trust of MPREIT.

        3 (b) Bylaws of MPREIT.

        4 (a) First Supplemental Indenture dated as of November 1, 1996  to
              Indenture dated as of July 18, 1995 between MPFC and First Trust National Association, as Trustee.

        4 (b) First Supplemental Indenture dated as of November 1, 1996 to
              Indenture dated as of October 31, 1995 between MPFC and First Trust National Association, as Trustee.

       10 (a) Contribution Agreement dated as of September 20, 1996 between MPFC and NationsBank, N.A. (South).

       10 (b) Mortgage Loan Contribution Agreement, dated October 30, 1996, by and between NationsBank of Texas, N.A. and MPREIT. *

       10 (c) Mortgage Loan Assignment, dated as of November 1, 1996, among
              MPREIT, NationsBank of Texas, N.A. and NationsBanc Mortgage Corporation.

       10 (d) Mortgage Loan Contribution Agreement, dated October 30, 1996, by and between NationsBank, N.A. (South) and MPREIT. *

       10 (e) Mortgage Loan Assignment, dated as of November 1, 1996, among
              MPREIT, NationsBank, N.A. (South) and NationsBanc Mortgage Corporation.

       10 (f) Mortgage Loan Contribution Agreement, dated October 30, 1996, by and between NationsBank, N.A. and MPREIT. *

       10 (g) Mortgage Loan Assignment, dated as of November 1, 1996, among
              MPREIT, NationsBank, N.A. and NationsBanc Mortgage Corporation.

       10 (h) Assignment, as of November 1, 1996, by MPFC to MPREIT of Amended and Restated Credit Agreement dated as of October 31, 1995.

       10 (i) Consent of NationsBank of Texas, N.A., dated November 1, 1996, to assignment of Amended and Restated Credit Agreement dated as of October 31, 1995.

       10 (j) Assignment as of November 1, 1996 by MPFC to MPREIT of Credit
              Agreement dated as of October 31, 1995.

       10 (k) Consent of NationsBank of Texas, N.A., dated November 1, 1996, to assignment of Credit Agreement dated as of October 31, 1995.

       10 (l) Servicing Agreement, dated November 1, 1996, between MPREIT and
              NationsBanc Mortgage Corporation.

       10 (m) Servicing Agreement, dated November 1, 1996, between MPREIT and
              NationsBank, N.A.

       10 (n) Advisory Agreement, dated November 1, 1996, between MPREIT and
              NationsBank, N.A.

       10 (o) Contribution Agreement dated as of October 31, 1996 between
              MPFC and NationsBank, N.A. (South).

       27     Financial Data Schedule.

* The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

(b)      Reports on Form 8-K

                None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Main  Place Real Estate Investment Trust

Date:  November 14, 1996
                                             /s/ Karin Hirtler-Garvey
                                             ______________________________
                                                     Karin Hirtler-Garvey
                                               Senior Vice President--Accounting
                                                  (Principal Financial and Duly
                                                        Authorized Officer)

                     Main Place Real Estate Investment Trust
                                    Form 10-Q
                                Index to Exhibits


Exhibit Description

2 (a) Stock Purchase Agreement, dated as of November 1, 1996, by and between NationsBank, N.A. and NationsBank, N.A. (South).

2 (b) Contribution Agreement, dated as of November 1, 1996, by and between NationsBank, N.A. and Main Place Holdings Corporation ("MP Holdings").

2 (c) Agreement of Merger, dated November 1, 1996, between MP Holdings, Main Place Funding Corporation ("MPFC") and Main Place Real Estate Investment Trust ("MPREIT").

2 (d) Stock Purchase Agreement, dated as of November 1, 1996, by and between NationsBank, N.A. and NationsBank, N.A. (South).

2 (e) Stock Purchase Agreement, dated as of November 1, 1996, by and between NationsBank, N.A. and NationsBank of Texas, N.A.

2 (f) Contribution Agreement, dated as of November 1, 1996, by and between NationsBank, N.A. and MP Holdings.

3 (a)   Declaration of Trust of MPREIT.

3 (b)   Bylaws of MPREIT.

4 (a) First Supplemental Indenture dated as of November 1, 1996 to Indenture dated as of July 18, 1995 between MPFC and First Trust National Association, as Trustee.

4 (b) First Supplemental Indenture dated as of November 1, 1996 to Indenture dated as of October 31, 1995 between MPFC and First Trust National Association, as Trustee.

10 (a) Contribution Agreement dated as of September 20, 1996 between MPFC and NationsBank, N.A. (South).

10 (b) Mortgage Loan Contribution Agreement, dated October 30, 1996, by and between NationsBank of Texas, N.A. and MPREIT. *

10 (c) Mortgage Loan Assignment, dated as of November 1, 1996, among MPREIT, NationsBank of Texas, N.A. and NationsBanc Mortgage Corporation.

10 (d) Mortgage Loan Contribution Agreement, dated October 30, 1996, by and between NationsBank, N.A. (South) and MPREIT. *

10 (e) Mortgage Loan Assignment, dated as of November 1, 1996, among MPREIT, NationsBank, N.A. (South) and NationsBanc Mortgage Corporation.

10 (f) Mortgage Loan Contribution Agreement, dated October 30, 1996, by and between NationsBank, N.A. and MPREIT. *

10 (g) Mortgage Loan Assignment, dated as of November 1, 1996, among MPREIT, NationsBank, N.A. and NationsBanc Mortgage Corporation.

10 (h) Assignment, as of November 1, 1996, by MPFC to MPREIT of Amended and Restated Credit Agreement dated as of October 31, 1995.

10 (i) Consent of NationsBank of Texas, N.A., dated November 1, 1996, to assignment of Amended and Restated Credit Agreement dated as of October 31, 1995.

10 (j) Assignment as of November 1, 1996 by MPFC to MPREIT of Credit Agreement dated as of October 31, 1995.

10 (k) Consent of NationsBank of Texas, N.A., dated November 1, 1996, to assignment of Credit Agreement dated as of October 31, 1995.

10 (l) Servicing Agreement, dated November 1, 1996, between MPREIT and NationsBanc Mortgage Corporation.

10 (m) Servicing Agreement, dated November 1, 1996, between MPREIT and NationsBank, N.A.

10 (n) Advisory Agreement, dated November 1, 1996, between MPREIT and NationsBank, N.A.

10 (o) Contribution Agreement dated as of October 31, 1996 between MPFC and
       NationsBank, N.A. (South).



27      Financial Data Schedule.

* The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.