Form 10-K
period 1996-12-31
MAIN PLACE REAL ESTATE INVESTMENT TRUST /MD/
filed 1997-03-06
CIK 927627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark one)

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to _______

                         Commission File Number 33-82040
                                                ________
                     MAIN PLACE REAL ESTATE INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)

Maryland                                                 56-1996001
________                                                 __________
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

             100 North Tryon Street, 23rd floor, Charlotte, NC 28255
             _______________________________________________________
                (Address of principal executive offices) (Zip Code)

                                 (704) 388-7436
                                 ______________
                (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No___
                                   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

No shares of voting securities of the registrant are held by non-affiliates.

On February 28, 1997, there were 100,000 shares of the registrant's Class A Trust shares outstanding and 110 shares of the registrant's Class B Trust shares outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND
(B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Documents incorporated by reference:        NONE

                                     PART I

ITEM 1.  BUSINESS

Main Place Real Estate Investment Trust (MPREIT) is an indirect subsidiary of NationsBank Corporation (the Corporation). MPREIT was established on October 29, 1996 as a Maryland real estate investment trust to consolidate the acquisition, holding and management of certain closed-end residential mortgage loans owned by certain affiliates of the Corporation. MPREIT also issues and sells mortgage-backed bonds and subordinated indebtedness and acquires, owns, holds and pledges the related mortgage notes and other assets serving as collateral in connection therewith. On November 1, 1996, Main Place Funding Corporation (MPFC) was merged with and into MPREIT, and MPREIT assumed MPFC's obligations under its mortgage-backed bonds and subordinated indebtedness.

ITEM 2.  PROPERTIES

MPREIT does not own or lease any physical property.

ITEM 3.  LEGAL PROCEEDINGS

MPREIT has no legal actions or proceedings pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted in accordance with General Instruction I to Form 10-K.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

There is no public trading market for MPREIT's Class A Trust Shares (Class A common shares) or Class B Trust Shares (Class B common shares). On December 31, 1996, all of MPREIT's outstanding shares of Class A common shares were held by Main Place Holdings Corporation (MP Holdings), a wholly owned subsidiary of NationsBank, N.A. On December 31, 1996, all of the outstanding shares of MPREIT Class B common shares were held by NationsBank, N.A. During 1996 and 1995, MPFC paid aggregate cash dividends of $47.3 million and $27.7 million, respectively, on its common shares to affiliated entities. In 1996, MPREIT paid aggregate cash dividends of $139.5 million and $15 thousand, respectively, on its Class A common shares and Class B common shares.

ITEM 6.  SELECTED FINANCIAL DATA

Omitted in accordance with General Instruction I to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the years ended December 31, 1996 and 1995 was $193.0 million and $31.2 million, respectively. The increase in net income reflects the impact of several factors including the levels and average interest yields on the mortgage loan portfolio, the issuance of the Series 1995-1 and 1995-2 Bonds and the subordinated notes, the effects of securities market conditions, the volatility of interest rates and MPREIT's election for real estate investment trust status.

Interest income increased $289 million in 1996 when compared to 1995 due primarily to a $3.7 billion increase in average loans outstanding to $6.4 billion in 1996. The increase in average loans in 1996 was primarily due to the contribution of loans from affiliates of the Corporation. Interest expense increased $111 million in 1996 when compared to 1995 due primarily to a $2.1 billion increase in average mortgage-backed bonds outstanding. Other operating expenses increased $8.5 million to $17.6 million in 1996 compared to 1995 due primarily to higher mortgage servicing costs associated with the increase in year-to-date average loans outstanding as discussed above and a $1.0 million intercompany charge primarily for services performed in connection with the formation of the real estate investment trust.

The average yields on the mortgage loans for the years ended December 31, 1996 and 1995 were 7.53 percent and 7.34 percent, respectively. Changes in the average yield are primarily related to the mix between fixed- and adjustable-rate loans, the repricing terms of adjustable rate loans, the impact of the general level of interest rates, the levels of prepayments on mortgage loans and scheduled amortization of the portfolio as a whole. The average yield on securities available for sale was 7.08 percent for the year ended December 31, 1996.

The average interest rates on the outstanding mortgage-backed bonds for the years ended December 31, 1996 and 1995 were 5.89 percent and 6.27 percent, respectively. The average interest rates on the outstanding subordinated notes for the years ended December 31, 1996 and 1995 were 6.36 percent and 7.90 percent, respectively. To manage its interest rate risk MPREIT utilizes generic option products, primarily interest rate caps and floors. Interest rate caps and floors are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap or floor rate, respectively. At December
31, 1996, MPREIT had a gross notional amount of $2.0 billion in outstanding interest rate cap and floor contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are listed in the Index to Financial Statements on page 5.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting or financial disclosure.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted in accordance with General Instruction I to Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

Omitted in accordance with General Instruction I to Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

Omitted in accordance with General Instruction I to Form 10-K.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted in accordance with General Instruction I to Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Main Place Real Estate Investment Trust
                                   ---------------------------------------



Date: February 28, 1997            /s/ Karin Hirtler-Garvey
                                   ------------------------
                                       Karin Hirtler-Garvey
                                       Senior Vice President/
                                         Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                              Date

/s/ John E. Mack                    President, Treasurer and           February 28, 1997
----------------------------        Trustee
John E.  Mack                       (Principal Executive and
                                    Financial Officer)

/s/   Karin Hirtler-Garvey          Senior Vice President/             February 28, 1997
--------------------------             Principal Accounting Officer
Karin Hirtler-Garvey                (Principal Accounting Officer)

/s/ James H. Luther                 Vice President and Trustee         February 28, 1997
-------------------------------
James H. Luther

/s/ G. Patrick Phillips             Trustee                            February 28, 1997
-----------------------
G. Patrick Phillips


                     MAIN PLACE REAL ESTATE INVESTMENT TRUST
                          INDEX TO FINANCIAL STATEMENTS


                                                                                         Page


Report of Independent Accountants                                                           6

Financial Statements:

        Balance Sheet on December 31, 1996 and 1995                                         7

        Statement of Income for the Years Ended December 31, 1996 and 1995
        and for the Period from Inception through December 31, 1994                         8

        Statement of Cash Flows for the Years Ended December 31, 1996 and 1995
        and for the Period from Inception through December 31, 1994                         9

        Statement of Changes in Shareholders' Equity for the Years Ended December 31,
        1996 and 1995 and for the Period from Inception through December 31, 1994          10

Notes to Financial Statements                                                              11


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Trustees and Shareholders of Main Place Real Estate Investment Trust



In our opinion, the accompanying balance sheets and related statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Main Place Real Estate Investment Trust (the Trust) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 and for the period from inception through December 31, 1994 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/  Price Waterhouse LLP

Charlotte, North Carolina
February 28, 1997

Main Place Real Estate Investment Trust
Balance Sheet
(Dollars in Thousands)



                                                                                              December 31
                                                                                --------------------------------
                                                                                       1996            1995
----------------------------------------------------------------------------------------------------------------

Assets
   Cash and cash equivalents.......................................................$     253,578    $      4,870
   Securities available for sale ...................................................     836,938            --
   Amount due from Trustee .........................................................     101,325         106,531
   Loans, net of unearned income ...................................................  14,704,375       4,523,744
   Allowance for credit losses .....................................................     (42,396)        (17,805)
                                                                                    ------------    ------------
       Loans, net of unearned income and allowance for credit losses ...............  14,661,979       4,505,939
   Interest receivable .............................................................      91,836          21,907
   Accounts receivable from affiliates .............................................     214,856            --
   Deferred tax asset ..............................................................        --             6,370
   Other assets.....................................................................       6,927           9,198
                                                                                    ------------    ------------
                                                                                    $ 16,167,439    $  4,654,815
                                                                                    ============    ============

Liabilities
    Accrued expenses................................................................$     27,316    $     28,506
    Mortgage-backed bonds ..........................................................   2,999,544       2,999,342
    Subordinated notes..............................................................   1,072,733       1,320,183
                                                                                     -----------    ------------
                                                                                       4,099,593       4,348,031
                                                                                     -----------     -----------

Shareholders' Equity
     Class A common shares, $1 par value-authorized 200,000 shares;
        issued: 1996- 100,000 shares; 1995- 0 shares ...............................         100            --
     Class B common shares, $10,000 par value-authorized 200 shares;
        issued: 1996- 110 shares; 1995- 0 shares ...................................       1,100            --
     Common shares, $.01 par value-authorized 1,000 shares;
        issued: 1996- 0 shares; 1995- 100 shares ...................................        --              --
     Additional paid-in capital ....................................................  12,044,801         299,648
     Retained earnings .............................................................      13,315           7,136
     Net unrealized gains on securities available for sale .........................       8,530            --
                                                                                     -----------    ------------
       Total shareholders' equity ..................................................  12,067,846          306,784
                                                                                     ------------    ------------
                                                                                     $ 16,167,439    $  4,654,815
                                                                                     ============    ============

See accompanying notes to financial statements.

Main Place Real Estate Investment Trust
Statement of Income
(Dollars in Thousands)


                                                   Year          Year     From Inception
                                                  Ended         Ended        Through
                                               December 31,  December 31,  December 31,
                                                   1996          1995          1994
-----------------------------------------------------------------------------------------

Income
    Interest and fees on loans................... $   484,191  $  204,024  $  32,209
    Interest on securities available for sale....       8,335           -          -
                                                 ------------------------------------
       Total income..............................     492,526     204,024     32,209
                                                 ------------------------------------

Expenses
   Interest......................................     258,174     146,805     25,701
   Other operating expenses......................      17,643       9,149      1,049
                                                 ------------------------------------
      Total expenses.............................     275,817     155,954     26,750
                                                 ------------------------------------
Income before income taxes.......................     216,709      48,070      5,459
Income tax expense...............................      23,737      16,825      1,910
                                                 ------------------------------------
Net income....................................... $   192,972  $   31,245  $   3,549
                                                 ====================================


See accompanying notes to financial statements.

Main Place Real Estate Investment Trust
Statement of Cash Flows
(Dollars in Thousands)


                                                                                              Year          Year     From Inception
                                                                                              Ended         Ended        Through
                                                                                            December 31,  December 31,  December 31,
                                                                                                1996          1995          1994
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income .............................                                                 $   192,972     $  31,245   $   3,549
     Reconciliation of net income to net cash provided by operating activities ..............
          Deferred income tax expenses (benefit) ............................................       6,370        (2,523)
          Net increase in accounts receivable from affiliates ...............................    (214,856)         -           -
          Net increase in interest receivable ...............................................     (69,929)      (14,283)     (7,321)
          Net increase/(decrease) in accrued expenses .......................................      (1,190)       (5,474)     27,606
          Other operating activities ........................................................       2,049         5,288        -
                                                                                               -------------------------------------
                                                                                                  (84,584)       14,253      23,834
                                                                                               -------------------------------------
INVESTING ACTIVITIES
     Proceeds from sales and maturities of securities available for sale .....................      6,127          -           -
     Net decrease (increase) in amount due from Trustee .....................................       5,206       (67,731)       -
     Net reduction of mortgage loans outstanding ............................................   1,259,402       399,908      40,176
                                                                                               -------------------------------------
          Net cash provided by investing acticities .........................................   1,270,735       332,177      40,176
                                                                                               -------------------------------------
FINANCING ACTIVITES
     Issuances of long-term debt ............................................................     516,593     3,925,633   1,297,924
     Retirement of long-term debt ...........................................................    (764,043)     (913,451)       -
     Proceeds from issuance of common shares ................................................       1,100          -          5,000
     Distribution of capital to NationsBank Texas ...........................................    (498,750)   (3,393,017)       -
     Distribution of capital to NationsBank South ...........................................      (5,550)
     Cash dividends paid ....................................................................    (186,793)      (27,658) (1,300,001)
                                                                                                ------------------------------------
          Net cash used by financing activities .............................................    (937,443)     (408,493)      2,923
                                                                                                ------------------------------------
Net increase/(decrease) in cash and cash equivalents ........................................     248,708       (62,063)     66,933
Cash and cash equivalents at beginning of period ............................................       4,870        66,933        -
                                                                                                ------------------------------------
Cash and cash equivalents at end of period ..................................................   $ 253,578     $   4,870  $   66,933
                                                                                                ====================================
Supplementatl cash flow disclosure
     Cash paid for interest .................................................................   $ 258,197     $ 169,106  $     -
     Cash paid for income taxes .............................................................      19,432          -           -

     Mortgage loans converted to mortgage-backed securities .................................   $ 755,213          -           -
     Contribution of available for sale securities ..........................................      79,280          -           -
     Contributions of loans, net ............................................................  12,222,202     3,422,099        -
     Noncash dividends of loans to affiliates ...............................................      52,030          -           -



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

Main Place Real Estate Investment Trust
Statement of Changes in Shareholders' Equity

(Dollars in Thousands)

                                                    Class A             Class B       Additional                           Total
                               Common Stock      Common Shares       Common Shares     Paid-In      Retained           Shareholders'
                              Shares  Amount     Shares Amount       Shares  Amount    Capital      Earnings   Other       Equity
------------------------------------------------------------------------------------------------------------------------------------
  Net income ................ -    $    -               $                    $      $      -        $   3,549   $  -    $     3,549
  Common shares issued ...... 100                                                        5,000                                5,000
  Net assets contributed by
    NationsBank Texas .......                                                        1,565,567                            1,565,567
  Distribution of capital to
    NationsBank Texas .......                                                       (1,300,001)                          (1,300,001)
                              ------------------------------------------------------------------------------------------------------
Balance on December 31, 1994. 100       -                                              270,566          3,549      -        274,115
  Net income ................                                                                          31,245                31,245
  Cash dividends paid to
    NationsBank Texas .......                                                        3,422,099                            3,422,099
  Distribution of capital to
    NationsBank Texas .......                                                       (3,393,017)                          (3,393,017)
                              ------------------------------------------------------------------------------------------------------
Balance on December 31, 1995. 100       -                                              299,648          7,136      -        306,784
  Net income ................                                                                         192,972               192,972
  Cash dividends paid .......                                                                        (186,793)             (186,793)
  Common shares issued ......                    100,000    100        110     1,100                                          1,200
  Retirement of common
    shares ..................(100)
  Net assets contributed by
    NationsBank South .......                                                         3,909,319                           3,909,319
  Distribution of capital to
    NationsBank South .......                                                           (50,776)                            (50,767)
  Net assets contributed by
    NationsBank Texas .......                                                         6,364,905                           6,364,905
  Distribution of capital to
    NationsBank Texas .......                                                          (505,553)                           (505,533)
  Net assets contribution by
    NationsBank, N.A. .......                                                         2,027,258                           2,027,258
  Net change in unrealized
    gains/(losses) on
    securities available for
    sale ....................                                                                                     8,530       8,530
                              ------------------------------------------------------------------------------------------------------
Balance on December 31, 1996.   -  $  -          100,000  $  100       110   $1,100 $12,044,801     $   13,315  $ 8,530 $12,067,846
                              ======================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATMENTS.

MAIN PLACE REAL ESTATE INVESTMENT TRUST
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

BASIS OF PRESENTATION

Main Place Real Estate Investment Trust (MPREIT) is a wholly owned indirect subsidiary of NationsBank, N.A., which is a wholly owned indirect subsidiary of NationsBank Corporation (the Corporation). MPREIT was established on October 29, 1996 as a Maryland real estate investment trust to consolidate the acquisition, holding and management of certain closed-end residential mortgage loans owned by certain afilliates of the Corporation.

As a result of the merger of Main Place Funding Corporation (MPFC) with and into MPREIT on November 1, 1996, MPREIT issues and sells mortgage-backed bonds and subordinated indebtedness and acquires, owns, holds and pledges the related mortgage notes and other assets serving as collateral in connection therewith.

The merger between MPREIT and MPFC was accounted for as a pooling of interests of entities under common control and, accordingly, the accompanying financial statements include the results of operations and financial condition of MPFC since inception.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from these estimates. Significant estimates made by management are discussed in these footnotes as applicable. Certain prior period amounts have been reclassified to conform to current period classifications.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash items in the process of collection and amounts due from affiliated banks.

SECURITIES

Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held for investment and reported at amortized cost. All other securities are classified as available for sale and carried at fair value with net unrealized gains and losses included in shareholders' equity.

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

NONPERFORMING LOANS

Residential mortgages are generally placed on nonperforming status at 120 days past due or upon inception of foreclosure proceedings. Ordinarily, interest accrued but not collected is charged off along with the principal.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is available to absorb losses inherent in the credit extension process. Credit exposures deemed to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged-off amounts are credited to the allowance for credit losses.

MPREIT's process for determining an appropriate allowance for credit losses includes management's judgment and use of estimates. The adequacy of the allowance for credit losses is reviewed regularly by management. Additions to the allowance for credit losses are made by charges to the provision for credit losses. On a quarterly basis, a comprehensive review of the adequacy of the allowance for credit losses is performed. This assessment is made in the context of historical losses, as well as existing economic conditions and performance trends within specific portfolio segments and individual concentrations of credit.

OTHER REAL ESTATE OWNED

Loans are classified as other real estate owned when MPREIT forecloses on a property or when physical possession of the collateral is taken regardless of whether foreclosure proceedings have taken place. Other real estate owned is carried at the lower of (1) the recorded amount of the loan for which the foreclosed property previously served as collateral or (2) the fair value of the property minus estimated costs to sell. Prior to foreclosure, the recorded amount of the loan is reduced, if necessary, to the fair value, minus estimated costs to sell, of the real estate to be acquired by charging the allowance for credit losses.

Subsequent to foreclosure, gains or losses on the sale of and losses on the periodic revaluation of other real estate owned are credited or charged to expense. Net costs of maintaining and operating foreclosed properties are expensed as incurred.

Risk Management Instruments

Interest rate caps and floors are used to modify the interest rate characteristics of MPREIT's mortgage-backed bonds. These instruments are designated as hedges and must be effective throughout the hedge period. These instruments are accounted for on the accrual basis with revenues or expenses recognized as adjustments to interest expense on the mortgage-backed bonds. Option premiums are amortized over the option life on a straight-line basis.

INCOME TAXES

A real estate investment trust (REIT) is subject to a number of organizational and operational requirements, including the requirement that it currently distribute to beneficial holders at least 95 percent of its "real estate investment trust taxable income." For the period subsequent to November 1, 1996, MPREIT is electing to be taxed as a real estate investment trust and accordingly, no current or deferred tax expense was provided after November 1, 1996.

Prior to November 1, 1996, MPREIT did not qualify as a real estate investment trust and its operating results were included in the consolidated federal income tax return of the Corporation. The method of allocating federal income tax expense was determined under a tax allocation agreement with the Corporation. This agreement specified that income tax expense be computed for all subsidiaries on a separate company method, taking into account tax planning strategies and the tax position of the consolidated group. There were two components of income tax provision: current and deferred. Current income tax provisions approximated taxes to be paid or refunded for the applicable period. Balance sheet amounts of deferred taxes were recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit was then recognized for the change in deferred tax liabilities or assets between periods. Recognition of deferred tax balance sheet amounts was based on management's belief that it was more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits would be realized.

NOTE 2 - SECURITIES

During 1996, MPREIT securitized $755.2 million of mortgage loans which are included in securities available for sale at December 31, 1996. Securities available for sale on December 31, 1996 consisted of the following (dollars in thousands):






                                     GROSS           GROSS
                                   UNREALIZED      UNREALIZED          MARKET
                       COST          GAINS           LOSSES            VALUE

Mortgage-backed
   securities     $   828,408       $ 8,542           $(12)           $836,938






The expected maturities of securities available for sale on December 31, 1996 are summarized in the table below (dollars in thousands). Actual maturities may differ from contractual maturities or maturities shown below since borrowers may have the right to prepay obligations with or without prepayment penalties.







                                                                         NET
                                                          MARKET     UNREALIZED
                                           COST           VALUE        GAINS

Due after one year through five years....$    448,022   $  450,842   $  2,820
Due after five years through ten years...     284,785      290,284      5,499
Due after ten years .....................      95,601       95,812        211
                                         ------------- ------------ ----------
                                         $    828,408   $  836,938   $  8,530
                                         ------------- ------------ ----------




NOTE 3 - LOANS

The following table presents the composition of loans on December 31 (dollars in thousands):




                                               1996         1995
---------------------------------------------------------------------
Residential mortgage......................$14,671,836    $4,523,744
Commercial real estate....................     32,539           -
                                         ------------- --------------
    Total loans, net of unearned income...$14,704,375    $4,523,744
                                         ------------- --------------



Mortgage loans collateralizing mortgage-backed bonds were comprised of the following on December 31 (dollars in thousands):




                                                   1996         1995
                -------------------------------------------------------
                Fixed-rate ...................$ 1,473,739 $  1,292,457
                Adjustable-rate...............  2,955,181    3,231,287
                                             -------------------------
                   Total mortgage loans.......$.4,428,920 $  4,523,744
                                             -------------------------

Transactions in the allowance for credit losses were (dollars in thousands):





                                               1996          1995         1994
--------------------------------------------------------------------------------
Balance on January 1.........................$  17,805   $ 10,993  $          -
Residential mortgage loans charged-off.......      (15)      (104)            -
Allowance acquired with contributed loans....   24,606      6,916        10,993
                                            ------------------------------------
Balance on December 31.......................$  42,396   $ 17,805   $    10,993
                                            ------------------------------------



MPREIT had $28 million of nonperforming loans on December 31, 1996 and $.2 million on December 31, 1995. The increase of nonperforming loans was the result of a higher average loans balance during 1996.

Other real estate owned amounted to $.5 million on December 31, 1996 compared to $.8 million on December 31, 1995.


NOTE 4 - AFFILIATE TRANSACTIONS

In connection with the merger of MPFC into MPREIT on November 1, 1996, NationsBank, N.A., NationsBank of Texas, N.A. (NationsBank Texas) and NationsBank, N.A. (South) (NationsBank South), each wholly owned indirect subsidiaries of the Corporation, contributed an aggregate of approximately $10.9 billion of mortgage loans to MPREIT.

During 1996 and 1995, NationsBank Texas contributed $502 million and $3.4 billion, respectively, of mortgage loans to MPREIT at fair value in order to establish or maintain collateral requirements on the mortgage-backed bonds.

During 1996, NationsBank South contributed an aggregate of approximately $871 million of mortgage loans and Federal National Mortgage Association (FNMA) certificates to MPREIT at fair value in order to maintain collateral requirements on the mortgage-backed bonds.

During 1996, MPREIT distributed a dividend of certain assets with a book value of $52 million to NationsBank South and NationsBank Texas. Also, MPREIT made other capital distributions totaling $504.3 million to NationsBank Texas and NationsBank South.

MPREIT has entered into agreements with NationsBanc Mortgage Corporation, a subsidiary of NationsBank Texas, and with NationsBank, N.A. for the servicing and administration of its mortgage portfolio. Servicing fees paid to NationsBanc Mortgage Corporation approximated $16.3 million and $7.7 million for the years ended December 31, 1996 and 1995, respectively.

During 1996, MPREIT entered into an agreement with NationsBank, N.A. for advisory services. Advisory fees paid to NationsBank, N.A. were not significant in 1996.

MPREIT maintains its cash and cash equivalent accounts primarily with NationsBank Texas. At December 31, 1996, MPREIT had $214.9 million of accounts receivable from affiliates of the Corporation. These receivables are related to mortgage payments in process and generally clear within 30 days.

NOTE 5 - LONG-TERM DEBT

In September 1994, the Securities and Exchange Commission declared effective MPFC's shelf registration statement (Registration Statement) to issue up to $4 billion of Mortgage-Backed Bonds (Bonds). The obligations of MPFC under the Bonds were assumed by MPREIT pursuant to the merger of MPFC with and into MPREIT on November 1, 1996. The Bonds, which are issuable in series pursuant to separate indentures, are generally subject to the following terms. The Bonds, collateralized primarily by mortgage loans on 1-to-4 family dwellings, are obligations solely of MPREIT. The Bonds are not prepayable at the option of MPREIT, but are subject to redemption in whole or in part under certain circumstances. Under the terms of an indenture relating to each series of Bonds, MPREIT must maintain a minimum amount of eligible collateral, which is determined on a discounted basis and may consist of mortgage loans, certain U.S. agency mortgage pass-through certificates, U.S. government securities and cash held by a trustee (the Trustee). The types, characteristics and permitted amounts of eligible collateral are subject to change from time to time without the consent of the bondholders if such changes would not adversely affect the ratings assigned to the Bonds. In the event such collateral requirements are not met with respect to any series, MPREIT must provide additional or substitute mortgage loans or other acceptable collateral with respect to such series to meet the required amount of eligible collateral and/or repurchase Bonds in an amount sufficient to meet collateral requirements. If sufficient eligible collateral is not supplied and/or sufficient Bonds are not repurchased, MPEIT must redeem a portion of the outstanding Bonds of such series such that the existing amount of eligible collateral meets the collateral requirements of the indenture relating to the Bonds of such series that remain outstanding after the redemption.

On July 18, 1995, MPREIT issued $1.5 billion of Mortgage-Backed Bonds, Series 1995-1, due 1998 (Series 1995-1 Bonds), bearing interest at the one-month LIBOR plus 21 basis points with a maximum interest rate of 12 percent. On October 31, 1995, MPREIT issued $1.5 billion of Mortgage-Backed Bonds, Series 1995-2, due 2000 (Series 1995-2 Bonds), bearing interest at the three-month LIBOR plus 17 basis points. On December 31, 1996, all of the Series 1995-1 and 1995-2 Bonds were outstanding with interest rates of 5.878 percent and 5.701 percent, respectively, based on the rates in effect on December 31, 1996. On December 31, 1996, the Series 1995-1 Bonds were collateralized by mortgage loans with a book value of approximately $2.2 billion and the Series 1995-2 Bonds were collateralized by mortgage loans and FNMA certificates with an aggregate book value of approximately $2.2 billion. On January 5, 1997, the discounted value of the eligible collateral for the Series 1995-1 and 1995-2 Bonds, as computed by the Trustee, was approximately $1.7 billion and $1.8 billion, respectively, and exceeded the amount required by the terms of the related indentures by approximately $151 million and $180 million, respectively.

On December 31, 1996, $629 million was owed on a subordinated note from NationsBank South (the NationsBank South note). In addition, $444 million was owed under a subordinated note from NationsBank Texas dated November 30, 1995 (the NationsBank Texas note). The NationsBank South note bears interest at a floating rate based on 3-month LIBOR plus 14 basis points and matures on September 25, 1999. The NationsBank Texas note bears interest at 6.50 percent and matures on September 25, 2000. The notes are subordinated to all of MPREIT's senior debt, including the Bonds. MPREIT may repay amounts, from time to time, owed under the notes from funds which are not subject to the lien of any indenture relating to any senior debt. During 1996, payments in the amount of $764 million were made and additional borrowings under the notes amounted to $517 million.

Interest expense on the Series 1995-1 and 1995-2 Bonds for the years ended December 31, 1996 and 1995 was $176.6 million and $59.0 million, respectively. Interest expense on the subordinated notes for the years ended December 31, 1996 and 1995 was $81.5 million and $87.8 million, respectively.

As of February 28, 1997, MPREIT had $1.0 billion of capacity available to issue additional mortgage-backed bonds under its existing Registration Statement.

NOTE 6 - INCOME TAXES

The components of income tax expense for the years ended December 31 were (dollars in thousands):

                                            1996          1995         1994
--------------------------------------------------------------------------------
Current portion-expense:
   Federal ...................          $17,367        $19,075       $1,910
   State .....................             -               273         -
                                        ----------------------------------------
                                        $17,367        $19,348       $1,910
                                        ----------------------------------------

Deferred portion- expense (benefit):
   Federal ...................          $ 6,232        $ (2,385)       -
   State .....................              138            (138)       -
                                        ----------------------------------------
                                        $ 6,370        $ (2,523)       -
                                        ----------------------------------------
Total tax expense .............         $23,737        $ 16,825      $1,910
                                        ----------------------------------------

A reconciliation of the expected federal tax expense, based on the federal statutory rate of 35 percent for 1996, 1995 and 1994, to the actual tax expense for the years ended December 31 is as follows (dollars in thousands):

                                            1996          1995         1994
--------------------------------------------------------------------------------
Expected federal tax expense .........  $75,849        $16,825       $1,910
Increase (decrease) in taxes resulting
  from:
   Qualified REIT income..............  (54,053)            -          -
   State tax expense, net of federal
     benefits ........................      138             39         -

   Other .............................    1,803            (39)        -
                                        ----------------------------------------
Total tax expense ....................  $23,737        $16,825       $1,910
                                        ----------------------------------------

Significant components of the deferred tax assets on December 31 are as follows (dollars in thousands):

                                               1996                1995
---------------------------------------------------------------------------
Deferred tax assets:
   Allowance for credit losses .........     $    -              $6,232
   Other ...............................          -                 138
                                             ------------------------------
Net deferred tax asset .................     $    -              $6,370


There were no deferred tax assets at December 31, 1996 due to MPREIT's tax status (see Note 1). Current income tax expense is determined as if MPREIT filed a separate tax return and the amount so determined is payable to or receivable from the Corporation. Current federal taxes payable to the Corporation of $23 million and $25 million are included in the balance sheet on December 31, 1996 and 1995, respectively.

NOTE 7 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

In addition, the estimates are only indicative of individual instruments' values and should not be considered an indication of the fair value of MPREIT.

SHORT-TERM FINANCIAL INSTRUMENTS

The carrying value of short-term financial instruments, including cash and cash equivalents, accounts receivable from affiliates, interest receivable and amounts due from the Trustee, approximates the fair value. These financial instruments generally expose MPREIT to limited credit risk and have no stated maturities or maturities of less than 30 days.

LOANS

Fair values were estimated for the loans based on credit quality and maturity. The fair value of fixed-rate loans was estimated by discounting estimated future cash flows using the December 31 origination rate of the Corporation and its affiliates for similar loans. Contractual cash flows were adjusted for prepayments using published industry data. For variable-rate loans, the carrying amount was considered to approximate fair value as loans reprice frequently based on current market rates. Where credit deterioration has occurred, cash flows for fixed- and variable-rate loans have been reduced to incorporate estimated losses. Where quoted market prices were available, such market prices were utilized as estimates of fair value.

LONG-TERM DEBT

The fair value of the NationsBank Texas note was estimated by using the December 31 market rates on similar debt. The Series 1995-1 and Series 1995-2 Bonds and the NationsBank South note are variable rate instruments and the fair value approximates book value.

SECURITIES AVAILABLE FOR SALE

The carrying value of securities available for sale approximates the fair value.

Off-balance sheet Instruments

MPREIT uses interest rate caps and floors to manage the interest rate characteristics of its mortgage-backed bonds. At December 31, 1996, MPREIT had a gross notional amount of $2.0 billion in outstanding interest rate cap and floor contracts. The unrealized depreciation on these contracts was $.7 million as of December 31, 1996. No such contracts were outstanding prior to January 1, 1996.

The book and fair values of financial instruments for which book and fair value differed on December 31 were (dollars in thousands):


                                                                 1996                                  1995
                                                  ------------------------------------------------------------------------
                                                       Book                Fair              Book                Fair
                                                       Value               Value             Value               Value
--------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
  Loans, net of unearned income .............      $14,704,375          $14,637,953       $4,523,744          $4,494,991
  Allowance for credit losses ...............          (42,396)               -              (17,805)               -

FINANCIAL LIABILITIES
  Subordinated notes ........................        1,072,733            1,071,953        1,320,183           1,374,280



For all other financial instruments, book value approximated fair value on December 31.

                               INDEX TO EXHIBITS *


EXHIBIT NO.                                     DESCRIPTION

2 (a) Stock Purchase Agreement, dated as of November 1, 1996, by and between NationsBank, N.A. and NationsBank, N.A. (South), incorporated by reference to
                                     Exhibit 2 (a) of the registrant's Quarterly
                                     Report on Form 10-Q dated November 14,
                                     1996.

2 (b) Contribution Agreement, dated as of November 1, 1996, by and between NationsBank, N.A. and Main Place Holdings Corporation ("MP Holdings"), incorporated by reference to Exhibit 2 (b) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

2 (c) Agreement of Merger, dated November 1, 1996, between MP Holdings, Main Place Funding Corporation ("MPFC") and Main Place Real Estate Investment Trust ("MPREIT"), incorporated by reference to Exhibit 2 (c) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

2 (d) Stock Purchase Agreement, dated as of November 1, 1996, by and between NationsBank, N.A. and NationsBank, N.A. (South), incorporated by reference to
                                     Exhibit 2 (d) of the registrant's Quarterly
                                     Report on Form 10-Q dated November 14,
                                     1996.

2 (e) Stock Purchase Agreement, dated as of November 1, 1996, by and between NationsBank, N.A. and NationsBank of Texas, N.A., incorporated by reference to Exhibit 2 (e) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

2 (f) Contribution Agreement, dated as of November 1, 1996, by and between NationsBank, N.A. and MP Holdings, incorporated by reference to Exhibit 2 (f) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

3 (a) Declaration of Trust of MPREIT, incorporated by reference to Exhibit 3 (a) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

3 (b) Bylaws of MPREIT, incorporated by reference to Exhibit 3 (b) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

4 (a)                                Indenture dated as of July 18, 1995
                                     between Main Place Funding Corporation
                                     (MPFC) and First Trust National
                                     Association, pursuant to which MPFC issued
                                     Mortgage-Backed Bonds, Series 1995-1,
                                     bearing interest at the one-month LIBOR
                                     rate plus 21 basis points, due 1998,
                                     incorporated by reference to Exhibit 4.1 of MPFC's Current Report on Form 8-K dated July 18, 1995.

4 (b) Indenture dated as of October 31, 1995 between MPFC and First Trust National Association, pursuant to which MPFC issued Mortgage- Backed Bonds, Series 1995-2, bearing interest at the three-month LIBOR rate plus 17 basis points, due 2000, incorporated by reference to Exhibit 4.1 of MPFC's Current Report on Form 8-K dated October 31, 1995.

4 (c)                                First Supplemental Indenture dated as
                                     of November 1, 1996 to Indenture dated as of July 18, 1995 between MPFC and First Trust National Association, as Trustee, incorporated by reference to Exhibit 4 (a) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

4 (d)                                First Supplemental Indenture dated as
                                     of November 1, 1996 to Indenture dated as of October 31, 1995 between MPFC and First Trust National Association, as Trustee, incorporated by reference to Exhibit 4 (b) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (a)                               Servicing Agreement dated as of July
                                     18, 1995 between MPFC and NationsBanc
                                     Mortgage Corporation, incorporated by
                                     reference to Exhibit 10.1 of MPFC's Current
                                     Report on Form 8-K dated July 18, 1995.

10 (b)                               Credit Agreement dated as of July 18,
                                     1995 among MPFC, NationsBank of Texas,
                                     N.A., and First Trust National Association, as trustee, incorporated by reference to
                                     Exhibit 10.2 of MPFC's Current Report on
                                     Form 8-K dated July 18, 1995.

10 (c) Mortgage Note Transfer and Contribution Agreement dated as of September 20, 1994 among MPFC, NationsBank of Texas, N.A., and NationsBanc Mortgage Corporation, incorporated by reference to Exhibit 10.3 of MPFC's Current Report on Form 8-K dated July 18, 1995.

10 (d) Mortgage Note Transfer and Contribution Agreement dated as May 31, 1995 among MPFC, NationsBank of Texas, N.A., and NationsBanc Mortgage Corporation, incorporated by reference to Exhibit 10.4 of MPFC's Current Report on Form 8-K dated July 18, 1995.

10 (e)                               Servicing Agreement dated as of October
                                     31, 1995 between MPFC and NationsBanc
                                     Mortgage Corporation, incorporated by
                                     reference to Exhibit 10.1 of MPFC's Current
                                     Report on Form 8-K dated October 31, 1995.

10 (f)                               Credit Agreement dated as of October
                                     31, 1995 among MPFC, NationsBank of Texas,
                                     N.A. and First Trust National Association, as trustee, incorporated by reference to
                                     Exhibit 10.2 of MPFC's Current Report on
                                     Form 8-K dated October 31, 1995.

10 (g) Amended and Restated Credit Agreement dated as of October 31, 1995 among MPFC, NationsBank of Texas, N.A. and First Trust National Association, as trustee, incorporated by reference to Exhibit 10.3 of MPFC's Current Report on Form 8-K dated October 31, 1995.

10 (h) Mortgage Note Transfer and Contribution Agreement dated as of October 1,1995 among MPFC, NationsBank of Texas, N.A. and NationsBanc Mortgage Corporation, incorporated by reference to Exhibit 10.4 of MPFC's Current Report on Form 8-K dated October 31, 1995.

10 (i)                               Subordinated Note dated November 30,
                                     1995 between MPFC and NationsBank of Texas,
                                     N.A., incorporated by reference to Exhibit
                                     10 (f) of MPFC's Annual Report on Form 10-K dated March 25, 1996.

10 (j) Mortgage Note Transfer and Contribution Agreement dated as of October 31, 1995 among MPFC, NationsBank of Texas, N.A. and NationsBanc Mortgage Corporation, incorporated by reference to Exhibit 10 (a) of MPFC's Quarterly Report on Form 10-Q dated August 14, 1996.

10 (k) Mortgage Note Transfer and Contribution Agreement dated as of February 1, 1996 among MPFC, NationsBank of Texas, N.A. and NationsBanc Mortgage Corporation, incorporated by reference to Exhibit 10 (b) of MPFC's Quarterly Report on Form 10-Q dated August 14, 1996.

10 (l) Subordinated Note dated May 20, 1996 between MPFC and NationsBank, N.A. (South), incorporated by reference to Exhibit 10 (c) of MPFC's Quarterly Report on Form 10-Q dated August 14, 1996.

10 (m)                               Note Assignment and Assumption
                                     Agreement dated as of May 20, 1996 between NationsBank of Texas, N.A. and NationsBank, N.A. (South), incorporated by reference to
                                     Exhibit 10 (d) of MPFC's Quarterly Report on Form 10-Q dated August 14, 1996.

10 (n)                               Contribution Agreement dated as of June
                                     4, 1996 between MPFC and NationsBank, N.A.
                                     (South), incorporated by reference to
                                     Exhibit 10 (e) of MPFC's Quarterly Report on Form 10-Q dated August 14, 1996.

10 (o) Contribution Agreement dated as of September 20, 1996 between MPFC and NationsBank, N.A. (South), incorporated by reference to Exhibit 10 (a) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (p)                               Mortgage Loan Contribution Agreement,
                                     dated October 30, 1996, by and between
                                     NationsBank of Texas, N.A. and MPREIT,
                                     incorporated by reference to Exhibit 10 (b) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (q) Mortgage Loan Assignment, dated as of November 1, 1996, among MPREIT, NationsBank of Texas, N.A. and NationsBanc Mortgage Corporation, incorporated by reference to
                                     Exhibit 10 (c) of the registrant's
                                     Quarterly Report on Form 10-Q dated
                                     November 14, 1996.

10 (r)                               Mortgage Loan Contribution Agreement,
                                     dated October 30, 1996, by and between
                                     NationsBank, N.A. (South) and MPREIT,
                                     incorporated by reference to Exhibit 10 (d) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (s) Mortgage Loan Assignment, dated as of November 1, 1996, among MPREIT, NationsBank, N.A. (South) and NationsBanc Mortgage Corporation, incorporated by reference to Exhibit 10 (e) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (t) Mortgage Loan Contribution Agreement, dated October 30, 1996, by and between NationsBank, N.A. and MPREIT, incorporated by reference to Exhibit 10 (f) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (u) Mortgage Loan Assignment, dated as of November 1, 1996, among MPREIT, NationsBank, N.A. and NationsBanc Mortgage Corporation, incorporated by reference to
                                     Exhibit 10 (g) of the registrant's
                                     Quarterly Report on Form 10-Q dated
                                     November 14, 1996.

10 (v)                               Assignment, as of November 1, 1996, by
                                     MPFC to MPREIT of Amended and Restated
                                     Credit Agreement dated as of October 31,
                                     1995, incorporated by reference to Exhibit
                                     10 (h) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (w) Consent of NationsBank of Texas, N.A., dated November 1, 1996, to assignment of Amended and Restated Credit Agreement dated as of October 31, 1995, incorporated by reference to Exhibit 10 (i) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (x)                               Assignment as of November 1, 1996 by
                                     MPFC to MPREIT of Credit Agreement dated as of October 31, 1995, incorporated by reference to Exhibit 10 (j) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (y) Consent of NationsBank of Texas, N.A., dated November 1, 1996, to assignment of Credit Agreement dated as of October 31, 1995, incorporated by reference to Exhibit 10 (k) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (z) Servicing Agreement, dated November 1, 1996, between MPREIT and NationsBanc Mortgage Corporation, incorporated by reference to Exhibit 10 (l) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (aa) Servicing Agreement, dated November 1, 1996, between MPREIT and NationsBank, N.A., incorporated by reference to Exhibit 10 (m) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (bb)                              Advisory Agreement, dated November 1,
                                     1996, between MPREIT and NationsBank, N.A., incorporated by reference to Exhibit 10 (n) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (cc)                              Contribution Agreement dated as of
                                     October 31, 1996 between MPFC and
                                     NationsBank, N.A. (South), incorporated by reference to Exhibit 10 (o) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

23                                   Consent of Price Waterhouse LLP

27                                   Financial Data Schedule.


                           *         The registrant agrees to furnish
                                     supplementally a copy of any omitted
                                     schedule or exhibit to the Commision
                                     upon request.