Form 10-Q
period 1997-03-31
MAIN PLACE REAL ESTATE INVESTMENT TRUST /MD/
filed 1997-05-15
CIK 927627

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q
(Mark one)

     [ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1997

                                       or

     [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to ___________ .

                         Commission File Number 33-82040

                     MAIN PLACE REAL ESTATE INVESTMENT TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Maryland                                               56-1996001
--------                                               ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

             100 North Tryon Street, 23rd floor, Charlotte, NC 28255
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  (704) 388-7436
                                  --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No___

On May 13, 1997, there were 100,000 shares of the registrant's Class A Trust shares outstanding and 110 shares of the registrant's Class B Trust shares outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


MAIN PLACE REAL ESTATE INVESTMENT TRUST
March 31, 1997 Form 10-Q


Index

Part I.   Financial Information

Item 1.   Financial Statements

     Statement of Income for the Three Months Ended March 31, 1997 and 1996

     Balance Sheet on March 31, 1997 and December 31, 1996

     Statement of Cash Flows for the Three Months Ended March 31, 1997 and 1996

     Statement of Changes in Shareholders' Equity for the Three Months Ended March 31, 1997 and 1996

     Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature

Index to Exhibits

Main Place Real Estate Investment Trust
Statement of Income
(Dollars in Thousands)
				                                                                      Three Months
				                                                                     Ended March 31
                                                                    ------------------------
		                                                                     	1997		      1996
--------------------------------------------------------------------------------------------
Income
    Interest and fees on loans...................................		 $ 	 268,488 $ 	  87,747
    Interest on securities available for sale....................			     13,985           -
    Interest on time deposits placed.............................			      9,759           -
    Gains on sales of available for sale securities..............			         50 		        -
                                                                    ------------------------
       Total income..............................................			    292,282      87,747
									                                                           ------------------------
Expenses
   Interest on securities sold under agreements to repurchase....			      9,584           -
   Interest on long-term and subordinated debt...................			     59,914      67,915
   Other operating expenses......................................			      8,166       3,356
                                                                    ------------------------
      Total expenses.............................................		      77,664      71,271
                                                                    ------------------------
Income before income taxes.......................................		     214,618      16,476
Income tax expense...............................................			          -       5,770
                                                                    ------------------------
Net income.......................................................		 $   214,618 $ 	  10,706
								                                                            ========================
See accompanying notes to financial statements.

Main Place Real Estate Investment Trust
Balance Sheet
(Dollars in Thousands)
		                                                                          March 31		    December 31
		                                                                            1997		          1996
------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents...........................................	 $      1,919    $    253,578
   Time deposits placed................................................		   1,808,161               -
   Securities available for sale.......................................		     734,579         836,938
   Amount due from Trustee.............................................		     158,426         101,325
   Loans, net of unearned income.......................................    14,136,255      14,704,375
   Allowance for credit losses.........................................		     (42,398)        (42,396)
                                                                         -----------------------------
        Loans, net of unearned income and allowance for credit losses..    14,093,857      14,661,979
   Interest receivable.................................................		      80,496          91,836
   Accounts receivable from affiliates.................................		     166,070         214,856
   Other assets........................................................		       8,290           6,927
                                                                         -----------------------------
	                                                                        $ 17,051,798    $ 16,167,439
						                                                                   =============================
Liabilities
    Accrued expenses...................................................	 $ 	   27,625    $ 	   27,316
    Securities sold under agreements to repurchase.....................		     738,403               -
    Mortgage-backed bonds..............................................		   3,999,594       2,999,544
    Subordinated notes.................................................		           -   	   1,072,733
                                                                         -----------------------------
		                                                                          4,765,622       4,099,593
						                                                                   -----------------------------
Shareholders' Equity
     Class A Trust shares, $1 par value-authorized: 200,000 shares;
        issued: 100,000 shares.........................................           100 		          100
     Class B Trust shares, $10,000 par value-authorized: 200 shares;
        issued: 110 shares.............................................		       1,100           1,100
     Additional paid-in capital........................................		  12,044,801      12,044,801
     Retained earnings.................................................		     227,933          13,315
     Net unrealized gains on securities available for sale.............		      12,242           8,530
                                                                         -----------------------------
       Total shareholders' equity......................................		  12,286,176      12,067,846
                                                                         -----------------------------
	                                                                        $ 17,051,798    $ 16,167,439
					                                                                    =============================
See accompanying notes to financial statements.

Main Place Real Estate Investment Trust
Statement of Cash Flows
(Dollars in Thousands)
	                                                                                       Three Months
	                                                                                    	 Ended March 31
                                                                                ---------------------------
		                                                                                  1997		         1996
-----------------------------------------------------------------------------------------------------------
Operating Activities
   Net income.................................................................	 $   214,618    $    10,706
   Reconciliation of net income to net cash provided by operating activities
     Net decrease in accounts receivable from affiliates......................		     48,786              -
     Net decrease (increase) in interest receivable ..........................		     11,340            (25)
     Net increase in accrued expenses.........................................		        309 		       3,749
     Other operating activities...............................................		       (512)		         343
                                                                                ---------------------------
           Net cash provided by operating activities..........................		    274,541         14,773
						                                                                          ---------------------------
Investing Activities
   Proceeds from sales and maturities of securities available for sale........		    105,272              -
   Net increase in amount due from Trustee....................................		    (57,101)       (37,844)
   Net increase in time deposits placed.......................................		 (1,808,161)             -
   Net reduction of mortgage loans outstanding................................		    568,120        307,890
                                                                                ---------------------------
            Net cash (used in) provided by investing activities...............		 (1,191,870)       270,046
				                                                                            ---------------------------
Financing Activities
    Net increase in securities sold under agreements to repurchase............		    738,403              -
    Issuances of long-term debt...............................................		  1,000,000              -
    Retirement of subordinated debt...........................................		 (1,072,733)      (282,922)
                                                                                ---------------------------
          Net cash provided by (used in) financing activities.................		    665,670       (282,922)
                                                                                ---------------------------

Net (decrease)/increase in cash and cash equivalents..........................		   (251,659)         1,897
Cash and cash equivalents at beginning of period..............................		    253,578          4,870
                                                                                ---------------------------
Cash and cash equivalents at end of period....................................	 $ 	   1,919    $ 	   6,767
				                                                                            ===========================

See accompanying notes to financial statements.

Main Place Real Estate Investment Trust
Statement of Changes in Shareholders' Equity
(Dollars in Thousands)
                                            							Class A				     Class B		                                  Total
                              		Common Shares				Trust Shares				Trust Shares			Additional                    Share-
                                --------------  --------------  --------------    Paid-In   Retained         holders'
		                              Shares  Amount  Shares  Amount  Shares  Amount    Capital   Earnings  Other  	Equity
------------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1995..... 100 	 $    - 	    -   $    -	     -   $    - 	$   299,648 $  7,136 $   - 	 $   306,784
     Net income.................. 													                                               10,706              10,706
     Net assets contributed by
        NationsBank Texas........ 								                                          502,486                      502,486
                                 ---------------------------------------------------------------------------------------
Balance on March 31, 1996........ 100   $    - 		   - 	 $    - 		   -   $    - 	$   802,134 $ 17,842 $   - 	 $   819,976
                                 =======================================================================================

Balance on December 31, 1996.....   -   $    - 	100,000 $  100 		  110  $1,100	 $12,044,801 $ 13,315 $ 8,530 $12,067,846
     Net income..................		            													                                 214,618             214,618
     Net change in unrealized
        gain on securities
        available for sale.......																	                                                     3,712       3,712
                                 ---------------------------------------------------------------------------------------
Balance on March 31, 1997........   -   $    -  100,000 $  100 		  110  $1,100  $12,044,801 $227,933 $12,242 $12,286,176
                                 =======================================================================================

See accompanying notes to financial statements.


Main Place Real Estate Investment Trust
Notes to Financial Statements

Note 1 - Accounting Policies

Main Place Real Estate Investment Trust (MPREIT) is an indirect subsidiary of NationsBank, N.A., which is a wholly owned indirect subsidiary of NationsBank Corporation (the Corporation). MPREIT was established on October 29, 1996 as a Maryland real estate investment trust to consolidate the acquisition, holding and management of certain closed-end residential mortgage loans owned by certain affiliates of the Corporation. As a result of the merger of Main Place Funding Corporation (MPFC) with and into MPREIT on November 1, 1996, MPREIT issues and sells mortgage-backed bonds and subordinated indebtedness and acquires, owns, holds and pledges the related mortgage notes and other assets serving as collateral in connection therewith. The merger between MPREIT and MPFC was accounted for as a pooling of interests of entities under common control and, accordingly, the accompanying financial statements include the results of operations and financial condition of MPFC since inception.

The information contained in the consolidated financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period classifications. Accounting policies followed in the presentation of interim financial results are presented on pages 11 and 12 of the Annual Report on Form 10-K for the year ended December 31, 1996, as updated by the following.

A real estate investment trust (REIT) is subject to a number of organizational and operational requirements, including the requirement that it currently distribute to beneficial holders at least 95 percent of its "real estate investment trust taxable income." Prior to November 1, 1996, MPREIT did not qualify as a REIT and its operating results were included in the consolidated federal income tax return of the Corporation. For the periods subsequent to November 1, 1996, including the three months ended March 31,1997, MPREIT was taxed as a REIT and accordingly, no current or deferred tax expense was provided.

Securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities are sold plus accrued interest.

Note 2 - Loans

The following table presents the composition of loans (dollars in thousands):

                                                   March 31      December 31
                                                     1997            1996
-----------------------------------------------------------------------------
Residential mortgage..........................  $  14,105,317   $  14,671,836
Commercial real estate........................         30,938          32,539
                                                -----------------------------
  Total loans, net of unearned income.........  $  14,136,255   $  14,704,375
                                                =============================

Mortgage loans collateralizing mortgage-backed bonds were comprised of the following (dollars in thousands):
                                                   March 31      December 31
                                                     1997            1996
-----------------------------------------------------------------------------
Fixed-rate...................................   $   1,420,857   $   1,473,739
Adjustable-rate..............................       5,344,658       2,955,181
                                                -----------------------------
  Total mortgage loans.......................   $   6,765,515   $   4,428,920
                                                =============================

Transactions in the allowance for credit losses were (dollars in thousands):

                                                 March 31   December 31
                                                   1997         1996
-----------------------------------------------------------------------
Balance on January 1.........................   $  42,396    $  17,805
Residential mortgage recoveries..............           2            -
Allowance acquired with contributed loans....           -        1,344
                                                -----------------------
Balance on March 31..........................   $  42,398    $  19,149
                                                =======================

MPREIT had $42.2 million of nonperforming loans on March 31, 1997 compared to $27.5 million on December 31, 1996. The increase is primarily due to the seasoning of the loan portfolio. There was no other real estate owned on March 31, 1997 compared to $.5 million on December 31, 1996.

Note 3 - Affiliate Transactions

During the first quarter of 1997, MPREIT purchased $1.8 billion in time deposits from NationsBank, N.A., NationsBank, N.A. (South) (NationsBank South) and NationsBank of Texas, N.A. (NationsBank Texas) and obtained short-term funding through the sale of $738.4 million of securities under agreements to repurchase with NationsBank, N.A.

MPREIT has entered into agreements with NationsBanc Mortgage Corporation, a subsidiary of NationsBank Texas, and with NationsBank N.A., for the servicing and administration of its mortgage portfolio. Servicing fees paid to NationsBanc Mortgage Corporation approximated $8.1 million and $3.3 million for the three months ended March 31, 1997 and 1996, respectively.

MPREIT maintains its cash and cash equivalent accounts primarily with NationsBank Texas. At March 31, 1997, MPREIT had $166.1 million of accounts receivable from affiliates of the Corporation. These receivables are related to mortgage payments in process and generally clear within 30 days.

Note 4 - Long-Term Debt

On July 18, 1995, MPREIT issued $1.5 billion of Mortgage-Backed Bonds, Series 1995-1, Due 1998 (Series 1995-1 Bonds), bearing interest at the one-month LIBOR plus 21 basis points with a maximum interest rate of 12 percent. On October 31, 1995, MPREIT issued $1.5 billion of Mortgage-Backed Bonds, Series 1995-2, Due 2000 (Series 1995-2 Bonds), bearing interest at the three-month LIBOR plus 17 basis points. On March 18, 1997, MPREIT issued $1.0 billion of Mortgage-Backed Bonds, Series 1997-1, Due 2000 (Series 1997-1 Bonds), bearing interest at the
three-month LIBOR plus 5 basis points.   On March 31, 1997, all of the Series
1995-1, 1995-2 and 1997-1 Bonds were outstanding with interest rates of 5.835 percent, 5.733 percent and 5.648, respectively. On March 31, 1997, the Series 1995-1 Bonds were collateralized by mortgage loans with a book value of approximately $2.4 billion, the Series 1995-2 Bonds were collateralized by mortgage loans with a book value of approximately $2.4 billion and the Series 1997-1 Bonds were collateralized by mortgage loans with a book value of approximately $2.0 billion. On April 7, 1997, the discounted value of the eligible collateral for the Series 1995-1, 1995-2 and 1997-1 Bonds, as computed by the Trustee, was approximately $1.8 billion, $1.9 billion and $1.6 billion, respectively, and exceeded the amount required by the terms of the related indentures by approximately $219 million, $274 million and $562 million, respectively.

Interest expense on the Series 1995-1,1995-2 and 1997-1 Bonds for the three months ended March 31, 1997 was $45.9 million and the interest expense was $44.3 million on the Series 1995-1 and 1995-2 Bonds for the three months ended March 31, 1996. Interest expense on the subordinated notes discussed below was $14.0 million during the first three months of 1997 and $23.6 million for the first quarter of 1996.

On March 18, 1997, MPREIT repaid $629.5 million and $443.2 million of subordinated notes from NationsBank South and NationsBank Texas, respectively.

On May 15, 1997, MPREIT had no additional capacity available for the issuance of additional mortgage-backed bonds.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net income for the three months ended March 31, 1997 and 1996 was $214.6 million and $10.7 million, respectively. The increase in net income reflects the impact of several factors including the levels and average interest yields on the mortgage loan portfolio, the issuance of Series 1997-1 Bonds, the effects of securities market conditions, the volatility of interest rates and MPREIT's election to be taxed as a REIT.

Interest income increased $204.5 million in the three months ended March 31, 1997 compared to the same period in 1996 due primarily to a $10 billion increase in average loans outstanding and increases in time deposits and securities available for sale. Interest expense increased $1.6 million during the first three months of 1997 compared to the same period in 1996 due primarily to higher interest expense associated with securities sold under agreements to repurchase. This increase more than offset lower interest expense on subordinated debt, primarily the result of lower interest rates during the first quarter of 1997. Other operating expenses increased $4.8 million to $8.2 million in the first three months of 1997 compared to the same period in 1996 due primarily to higher mortgage servicing costs associated with the increase in average loans outstanding during 1997. Due to MPREIT's election to be taxed as a REIT, there was no income tax expense for the three months ended March 31, 1997. See Note 1 to the consolidated financial statements for additional information on MPREIT's tax status.

The average yields on the mortgage loans for the three months ended March 31, 1997 and 1996 were 7.43 percent and 7.37 percent, respectively. Changes in the average yield are primarily related to the mix between fixed- and adjustable-rate loans, the repricing terms of adjustable rate loans, the impact of the general level of interest rates, the levels of prepayments on mortgage loans and scheduled amortization of the portfolio as a whole. The average yield on securities available for sale was 7.03 percent for the three months ended March 31, 1997.

The average interest rates on the outstanding mortgage-backed bonds for the three months ended March 31, 1997 and 1996 were 5.81 percent and 5.91 percent, respectively, and average interest rates for subordinated debt were 6.21 percent and 7.19 percent for the same periods in 1997 and 1996, respectively.


Part II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               1 (a) Underwriting Agreement dated March 12, 1997 among the registrant, NationsBanc Capital Markets, Inc., Bear, Stearns & Co. Inc., Lehman Brothers Inc. and UBS Securities LLC.

               4 (a) Indenture of Trust dated as of March 18, 1997 between the registrant and First Trust National Association, as trustee.

               10 (a) Servicing Agreement dated as of March 18, 1997 between the registrant and NationsBanc Mortgage Corporation.

               12   Ratio of Earnings to Fixed Charges.

               27   Financial Data Schedule.

          (b)  Reports on Form 8-K:

                    None.


                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Main  Place Real Estate Investment Trust
                                   ----------------------------------------

Date:  May 15, 1997                /s/       Karin Hirtler-Garvey
                                   ----------------------------------------
                                       Karin Hirtler-Garvey
                                       Senior Vice President/
                                         Principal Accounting Officer
                                       (Principal Accounting and Duly
                                               Authorized Officer)



                     Main Place Real Estate Investment Trust
                                    Form 10-Q
                                Index to Exhibits


Exhibit        Description
-------        -----------
1 (a)          Underwriting Agreement dated March 12, 1997 among the registrant,
               NationsBanc Capital Markets, Inc., Bear, Stearns & Co. Inc.,
               Lehman Brothers Inc. and UBS Securities LLC.

4 (a) Indenture of Trust dated as of March 18, 1997 between the registrant and First Trust National Association, as trustee.

10 (a) Servicing Agreement dated as of March 18, 1997 between the registrant and NationsBanc Mortgage Corporation.

12             Ratio of Earnings to Fixed Charges.

27             Financial Data Schedule.