Form 10-Q
period 1997-06-30
MAIN PLACE REAL ESTATE INVESTMENT TRUST /MD/
filed 1997-08-14
CIK 927627

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q
(Mark one)

     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1997

                                       or

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from               to                 .
                                              -------------    ----------------

                         Commission File Number 33-82040
                                                --------

                     MAIN PLACE REAL ESTATE INVESTMENT TRUST
                     ---------------------------------------
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

                                  (704) 388-7436
                                  --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No
                                        ---    ---

On August 14, 1997, there were 100,000 shares of the registrant's Class A Trust shares outstanding and 110 shares of the registrant's Class B Trust shares outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.



Main Place Real Estate Investment Trust
June 30, 1997 Form 10-Q


Index

Part I.   Financial Information

Item 1.   Financial Statements

          Statement of Income for the Three Months and Six Months Ended June 30, 1997 and 1996

          Balance Sheet on June 30, 1997 and December 31, 1996

          Statement of Cash Flows for the Six Months Ended
          June 30, 1997 and 1996

          Statement of Changes in Shareholders' Equity for the Six Months Ended June 30, 1997 and 1996

          Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signature

Index to Exhibits



Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Main Place Real Estate Investment Trust
Statement of Income
(Dollars in Thousands)
                                        Three Months            Six Months
                                        Ended June 30          Ended June 30
                                     --------------------   --------------------
                                       1997       1996        1997       1996
--------------------------------------------------------------------------------
Income
  Interest and fees on loans........ $ 264,658  $  86,171   $ 533,146  $ 173,918
  Interest on securities
    available for sale..............    11,517          -      25,502          -
  Interest on time deposits placed..    25,464          -      35,223          -
  Gains on sales of available for
    sale securities.................    15,940          -      15,990          -
                                     -------------------------------------------
    Total income....................   317,579     86,171     609,861    173,918
                                     -------------------------------------------
Expenses
  Interest on securities sold under
    agreements to repurchase........     9,368          -      18,952          -
  Interest on long-term and
    subordinated debt...............    59,755     65,380     119,669    133,295
  Other operating expenses..........     7,899      3,284      16,065      6,640
                                     -------------------------------------------
    Total expenses..................    77,022     68,664     154,686    139,935
                                     -------------------------------------------
Income before income taxes..........   240,557     17,507     455,175     33,983
Income tax expense..................         -      7,144           -     12,914
                                     -------------------------------------------
Net income.......................... $ 240,557  $  10,363   $ 455,175  $  21,069
                                     ===========================================

See accompanying notes to financial statements.

Main Place Real Estate Investment Trust
Balance Sheet
(Dollars in Thousands)
                                                     June 30        December 31
                                                       1997            1996
--------------------------------------------------------------------------------
Assets
   Cash and cash equivalents...................... $     50,299     $   253,578
   Time deposits placed with affiliates...........    2,588,161               -
   Securities available for sale..................            -         836,938
   Amount due from Trustee........................      126,511         101,325

   Loans, net of unearned income..................   13,566,778      14,704,375
   Allowance for credit losses....................      (42,398)        (42,396)
                                                   -----------------------------
      Loans, net of unearned income and
        allowance for credit losses...............   13,524,380      14,661,979
                                                   -----------------------------

   Interest receivable............................       75,869          91,836
   Accounts receivable from affiliates............      178,858         214,856
   Other assets...................................       21,999           6,927
                                                   -----------------------------
                                                   $ 16,566,077    $ 16,167,439
                                                   =============================
Liabilities
   Accrued expenses............................... $     51,941    $     27,316
   Mortgage-backed bonds..........................    3,999,645       2,999,544
   Subordinated notes.............................            -       1,072,733
                                                   -----------------------------
                                                      4,051,586       4,099,593
                                                   -----------------------------
Shareholders' Equity
   Class A Trust shares, $1 par value -
      authorized: 200,000 shares;
      issued: 100,000 shares......................          100             100
   Class B Trust shares, $10,000 par value -
      authorized: 200 shares;
      issued: 110 shares..........................        1,100           1,100
   Additional paid-in capital.....................   12,044,801      12,044,801
   Retained earnings..............................      468,490          13,315
   Net unrealized gains on securities
      available for sale..........................            -           8,530
                                                   -----------------------------
     Total shareholders' equity...................   12,514,491      12,067,846
                                                   -----------------------------
                                                   $ 16,566,077    $ 16,167,439
                                                   =============================

See accompanying notes to financial statements.

Main Place Real Estate Investment Trust
Statement of Cash Flows
(Dollars in Thousands)
                                                               Six Months
                                                             Ended June 30
                                                        ------------------------
                                                           1997         1996
--------------------------------------------------------------------------------
Operating Activities
   Net income.......................................... $   455,175  $   21,069
   Reconciliation of net income to net cash
    provided by (used in) operating activities
     Net decrease in accounts receivable from
      affiliates.......................................      35,998           -
     Net decrease in interest receivable...............      15,967         888
     Net increase in accrued expenses..................      24,625      10,475
     Gains on sales of securities......................     (15,990)          -
     Other operating activities........................     (14,237)      1,554
                                                        -----------------------
       Net cash provided by operating activities.......     501,538      33,986
                                                        -----------------------
Investing Activities
   Proceeds from sales of securities
    available for sale.................................     843,666           -
   Net (increase) decrease in amount due from Trustee..     (25,186)     20,546
   Net increase in time deposits placed................  (2,588,161)          -
   Collections of loans outstanding....................   1,137,597     519,144
                                                        -----------------------
       Net cash (used in) provided by investing
        activities.....................................    (632,084)    539,690
                                                        -----------------------
Financing Activities
    Increase in securities sold under
     agreements to repurchase..........................     738,403           -
    Decrease in securities sold under
     agreements to repurchase..........................    (738,403)          -
    Issuances of long-term debt........................   1,000,000   1,110,585
    Retirement of subordinated debt....................  (1,072,733) (1,091,104)
    Distribution of capital and cash dividends paid to
     former shareholder................................           -    (516,592)
                                                        ------------------------
       Net cash used in financing activities...........     (72,733)   (497,111)
                                                        ------------------------

Net (decrease) increase in cash and cash equivalents...    (203,279)     76,565
Cash and cash equivalents at beginning of period.......     253,578       4,870
                                                        ------------------------
Cash and cash equivalents at end of period............. $    50,299  $   81,435
                                                        ========================

See accompanying notes to financial statements.

Main Place Real Estate Investment Trust
Statement of Changes in Shareholders' Equity
(Dollars in Thousands)
                                                                                         Total
                               Class A Class B    Additional                             Share-
                                Trust   Trust      Paid-In      Retained                holders'
                                Shares  Shares     Capital      Earnings    Other        Equity
-------------------------------------------------------------------------------------------------
Balance on December 31, 1995... $    -  $      -  $    299,648  $   7,136  $     -  $    306,784
     Net income................                                    21,069                 21,069
     Cash dividends paid to
        NationsBank Texas......                                   (17,842)               (17,842)
     Net assets contributed by
        NationsBank South......                         79,280                            79,280
     Net assets contributed by
        NationsBank Texas......                        502,486                           502,486
     Distribution of capital to
        NationsBank Texas......                       (505,553)                         (505,553)
                                -----------------------------------------------------------------
Balance on June 30, 1996....... $    -  $      -  $    375,861  $  10,363  $     -  $    386,224

                                =================================================================

Balance on December 31, 1996... $  100  $  1,100  $ 12,044,801  $  13,315  $ 8,530  $ 12,067,846
     Net income................                                   455,175                455,175
     Net change in unrealized
        gain on securities
        available for sale.....                                             (8,530)       (8,530)
                                -----------------------------------------------------------------
Balance on June 30, 1997....... $  100  $  1,100  $ 12,044,801  $ 468,490  $     -  $ 12,514,491

                                =================================================================

There were 100 common shares outstanding at December 31, 1995 and June 30, 1996 with a par value of one cent.  There were no common shares outstanding subsequent to November 1, 1996.

See accompanying notes to financial statements.


Main Place Real Estate Investment Trust
Notes to Financial Statements

Note 1 - Accounting Policies

Main Place Real Estate Investment Trust (MPREIT) is an indirect subsidiary of NationsBank, N.A., which is a wholly owned indirect subsidiary of NationsBank Corporation (the Corporation). MPREIT was established on October 29, 1996 as a Maryland real estate investment trust to consolidate the acquisition, holding and management of certain closed-end residential mortgage loans owned by certain affiliates of the Corporation. Main Place Funding Corporation (MPFC) merged with and into MPREIT on November 1, 1996, and, as the surviving entity, MPREIT issues and sells mortgage-backed bonds and subordinated indebtedness and acquires, owns, holds and pledges the related mortgage notes and other assets serving as collateral in connection therewith. The merger between MPREIT and MPFC was accounted for in a manner similar to a pooling of interests and, accordingly, the accompanying financial statements include the results of operations and financial condition of MPFC since inception.

The information contained in the financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period classifications. Accounting policies followed in the presentation of interim financial results are presented on pages 11 and 12 of the Annual Report on Form 10-K for the year ended December 31, 1996, as updated by Note 1 on page 7 of MPREIT's quarterly report on Form 10-Q for March 31, 1997 and the following.

A real estate investment trust (REIT) is subject to a number of organizational and operational requirements, including the requirement that it currently distribute to beneficial holders at least 95 percent of its "real estate investment trust taxable income." Prior to November 1, 1996, MPREIT did not qualify as a REIT and its operating results were included in the consolidated federal income tax return of the Corporation. For the periods subsequent to November 1, 1996, MPREIT was taxed as a REIT and, accordingly, no current or deferred tax expense was provided.

Note 2 - Loans

The following table presents the composition of loans (dollars in thousands):

                                                      June 30       December 31
                                                        1997            1996
--------------------------------------------------------------------------------
Residential mortgage.............................  $  13,538,778   $  14,671,836
Commercial real estate...........................         28,000          32,539
                                                   -----------------------------
  Total loans, net of unearned income............  $  13,566,778   $  14,704,375
                                                   =============================

Mortgage loans collateralizing mortgage-backed bonds were comprised of the following (dollars in thousands):

                                                      June 30       December 31
                                                        1997            1996
--------------------------------------------------------------------------------
Fixed-rate......................................   $   1,382,183   $   1,473,739
Adjustable-rate.................................       5,150,085       2,955,181
                                                   -----------------------------
  Total mortgage loans..........................   $   6,532,268   $   4,428,920
                                                   =============================

Transactions in the allowance for credit losses were as follows (dollars in thousands):

                                                                Six Months
                                                               Ended June 30
                                                           ---------------------
                                                              1997        1996
--------------------------------------------------------------------------------
Balance on January 1....................................   $  42,396   $  17,805
Recoveries of mortgage loans previously charged off.....           2           -
Allowance acquired with contributed loans...............           -       1,344
                                                           ---------------------
Balance on June 30......................................   $  42,398   $  19,149
                                                           =====================

There was no activity in the allowance for credit losses during the second quarter of 1997 and 1996.

MPREIT had $50.9 million of nonperforming loans on June 30, 1997 compared to $27.5 million on December 31, 1996. The increase is due primarily to the seasoning of the loan portfolio. There was no other real estate owned on June 30, 1997 compared to $.5 million on December 31, 1996.

Note 3 - Affiliate Transactions

During the first six months of 1997, MPREIT purchased $2.6 billion in time deposits from NationsBank, N.A. and NationsBank of Texas, N.A. (NationsBank Texas). Interest income on time deposits placed for the three months and six months ended June 30, 1997 was $25.5 million and $35.2 million, respectively.

MPREIT has entered into agreements with NationsBanc Mortgage Corporation, a subsidiary of NationsBank Texas, and with NationsBank, N.A., for the servicing and administration of its mortgage portfolio. Servicing fees paid to NationsBanc Mortgage Corporation approximated $15.5 million and $6.6 million for the six months ended June 30, 1997 and 1996, respectively, and are included in "Other operating expenses" on the accompanying statement of income.

MPREIT maintains its cash and cash equivalent accounts with NationsBank, N.A. and NationsBank Texas. At June 30, 1997, MPREIT had $178.9 million of accounts receivable from affiliates of the Corporation. These receivables are related to mortgage payments in process and generally clear within 30 days. Accounts payable to affiliates of the Corporation, primarily NationsBank Texas, totaled $25.4 million on June 30, 1997 and are included in "Accrued expenses" in the accompanying balance sheet.

NationsBank, N.A. plans to contribute $9.2 billion in mortgage-backed securities and collateralized mortgage obligation interest rate contracts to MPREIT on August 18, 1997.

During the third quarter of 1997, MPREIT will begin purchasing on a monthly basis certain mortgage loans originated by the Corporation's mortgage affiliate.

Note 4 - Long-Term Debt

The following table displays the primary terms of MPREIT's Series 1995-1, 1995-2, and 1997-1 Mortgage-Backed Bonds as of June 30, 1997 (dollars in thousands):

                                         Series         Series          Series
                                         1995-1         1995-2          1997-1
                                        (Issued        (Issued         (Issued
                                       July 1995)    October 1995)   March 1997)
                                      ------------------------------------------
Amount issued.......................  $  1,500,000   $  1,500,000   $  1,000,000
Reference rate......................   1-mo. LIBOR    3-mo. LIBOR    3-mo. LIBOR
                                           +21 bps        +17 bps         +5 bps
Period-end interest rate............        5.898%         5.998%         5.831%
Maturity............................          1998           2000           2000
Mortgage loans collateralizing
  mortgage-backed bonds:
    Collateral - book value.........  $  2,264,810   $  1,912,648   $  2,354,810
    Collateral - discounted value...     1,708,717      1,817,352      1,562,104
    Collateral - approximate amount
      exceeding minimum indenture
      requirements..................       164,000        235,000        507,000

On March 18, 1997, MPREIT repaid in full $629.5 million and $443.2 million, respectively, of subordinated notes from NationsBank N.A. (South) (NationsBank South) (succeeded in interest by NationsBank, N.A. effective June 1, 1997) and NationsBank Texas, respectively.

Interest expense on the Series 1995-1, 1995-2 and 1997-1 Bonds for the three months and six months ended June 30, 1997 was $59.8 million and $105.7 million, respectively, compared to $43.6 million and $87.9 million, respectively, on the Series 1995-1 and 1995-2 Bonds for the three months and six months ended June 30, 1996. Interest expense on the subordinated notes for the second quarter and first half of 1997 was $0 and $14.0 million, respectively, compared to $21.8 million and $45.4 million for the second quarter and first half of 1996, respectively.

On August 13, 1997, MPREIT had no remaining capacity available for the issuance of additional mortgage-backed bonds under its existing shelf registration.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Net income for the three months and six months ended June 30, 1997 was $240.6 million and $455.2 million, respectively, compared to $10.4 million and $21.1 million, respectively, in the comparable prior-year periods. The change in net income reflects the impact of several factors including the levels and average interest yields on the mortgage loan portfolio, the issuance of the Series 1997-1 Bonds, the effects of securities market conditions, the volatility of interest rates and MPREIT's election to be taxed as a REIT.

Interest income increased $215.5 million and $420.0 million for the three months and six months ended June 30, 1997, respectively, compared to the same periods in 1996 due primarily to increases in average loans outstanding and, to a lesser extent, increases in average time deposits placed and average securities available for sale. During the second quarter of 1997, MPREIT sold its available for sale securities resulting in gains of $15.9 million. Interest expense increased $3.7 million and $5.3 million for the three months and six months ended June 30, 1997, respectively, compared to the same periods in the prior year due primarily to interest expense associated with securities sold under agreements to repurchase. This increase was partially offset by lower interest expense on subordinated debt due to the repayment of the subordinated notes. Other operating expenses increased $4.6 million and $9.4 million for the three months and six months ended June 30, 1997, respectively, compared to the same periods in 1996 due primarily to higher mortgage servicing costs associated with the increase in average loans outstanding during 1997. Due to MPREIT's election to be taxed as a REIT, there was no income tax expense in the three months and six months ended June 30, 1997.

The average yields on mortgage loans for the three months and six months ended June 30, 1997 were 7.63 percent and 7.53 percent, respectively, compared to 7.45 percent and 7.41 percent in the same periods of 1996. Changes in the average yields were primarily related to the mix between fixed- and adjustable-rate loans, the repricing terms of adjustable rate loans, the impact of the general level of interest rates, the levels of prepayments on mortgage loans and scheduled amortization of the portfolio as a whole.

The weighted average interest rates on mortgage-backed bonds outstanding for the three months and six months ended June 30, 1997, were 5.98 percent and 5.90 percent, respectively, compared to 5.81 percent and 5.86 percent, respectively, for the same prior year periods.



Part II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    3(a) Declaration of Trust of the Registrant, incorporated by reference to Exhibit 3(a) of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

                    3(b)  Bylaws of the Registrant, incorporated by reference to
                          Exhibit 3(b) of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

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

                                   Main  Place Real Estate Investment Trust
                                   ----------------------------------------

Date:  August 14, 1997             /s/         Karin Hirtler-Garvey
                                   ----------------------------------------
                                       Karin Hirtler-Garvey
                                       Senior Vice President/Principal
                                              Accounting Officer
                                      (Principal Accounting and Duly
                                              Authorized Officer)



                     Main Place Real Estate Investment Trust
                                    Form 10-Q
                                Index to Exhibits


Exhibit        Description
-------        -----------
3(a)           Declaration of Trust of the Registrant, incorporated by reference to Exhibit 3(a) of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

3(b) Bylaws of the Registrant, incorporated by reference to Exhibit 3(b) of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

12             Ratio of Earnings to Fixed Charges.

27             Financial Data Schedule.