Form 10-Q
period 1997-09-30
MAIN PLACE REAL ESTATE INVESTMENT TRUST /MD/
filed 1997-11-14
CIK 927627

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q
(Mark one)

    [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1997

                                       or

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______ to _______

                         Commission File Number 33-82040
                                                --------

                     MAIN PLACE REAL ESTATE INVESTMENT TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Maryland                                               56-1996001
-------------------------------                        -----------------------
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

On November 13, 1997, there were 100,000 shares of the registrant's Class A Trust shares outstanding and 110 shares of the registrant's Class B Trust shares outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.



Main Place Real Estate Investment Trust
September 30, 1997 Form 10-Q


Index

Part I.   Financial Information

Item 1.   Financial Statements

          Statement of Income for the Three Months and Nine Months Ended September 30, 1997 and 1996

          Balance Sheet on September 30, 1997 and December 31, 1996

          Statement of Cash Flows for the Nine Months Ended
          September 30, 1997 and 1996

          Statement of Changes in Shareholders' Equity for the Nine Months Ended September 30, 1997 and 1996

          Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signature

Index to Exhibits



Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Main Place Real Estate Investment Trust
Statement of Income
(Dollars in Thousands)
                                        Three Months           Nine Months
                                     Ended September 30     Ended September 30
                                   ---------------------- ----------------------
                                       1997       1996        1997       1996
--------------------------------------------------------------------------------
Income
  Interest and fees on loans........ $ 259,778  $  85,472  $  792,924  $ 259,390
  Interest on securities
       Held for investment..........     4,487          -       4,487          -
       Available for sale...........   103,524      1,365     129,026      1,365
  Interest on time deposits placed..    87,974          -     123,197          -
    Gains on sales of available for
      sale securities...............       546          -      16,536          -
                                     -------------------------------------------
      Total income..................   456,309     86,837   1,066,170    260,755
                                     -------------------------------------------
Expenses
  Interest on securities sold under
    agreements to repurchase........    72,098          -      91,050          -
  Interest on long-term and
     subordinated debt..............    61,042     64,509     180,711    197,804
  Other operating expenses..........     7,592      3,166      23,657      9,806
                                     -------------------------------------------
      Total expenses................   140,732     67,675     295,418    207,610
                                     -------------------------------------------
Income before income taxes..........   315,577     19,162     770,752     53,145
Income tax expense..................         -      7,281           -     20,195
                                     -------------------------------------------
Net income.......................... $ 315,577  $  11,881  $  770,752  $  32,950
                                     ===========================================

See accompanying notes to financial statements.

Main Place Real Estate Investment Trust
Balance Sheet
(Dollars in Thousands)
                                                September 30        December 31
                                                    1997                1996
--------------------------------------------------------------------------------
Assets
   Cash and cash equivalents...................... $  1,464,189     $   253,578
   Time deposits placed with affiliates...........   14,263,457               -
   Securities:
      Held for investment, at cost
         (market value - $582,936 and $0).........      581,024               -
      Available for sale..........................   14,773,856         836,938
                                                   -----------------------------
         Total securities.........................   15,354,880         836,938
                                                   -----------------------------
   Amount due from Trustee........................      177,528         101,325

   Loans, net of unearned income..................   14,131,609      14,704,375
   Allowance for credit losses....................      (42,283)        (42,396)
                                                   -----------------------------
      Loans, net of unearned income and
        allowance for credit losses...............   14,089,326      14,661,979
                                                   -----------------------------

   Interest receivable............................      182,397          91,836
   Accounts receivable from affiliates............      106,702         214,856
   Other assets...................................        7,342           6,927
                                                   -----------------------------
                                                   $ 45,645,821    $ 16,167,439
                                                   =============================
Liabilities
   Accrued expenses............................... $     94,085    $     27,316
   Accrued expenses due to affiliate..............      590,461               -
   Securities sold under agreements to repurchase
      from affiliate..............................   14,869,254               -
   Mortgage-backed bonds..........................    3,999,695       2,999,544
   Subordinated notes.............................            -       1,072,733
                                                   -----------------------------
                                                     19,553,495       4,099,593
                                                   -----------------------------
Shareholders' Equity
   Class A Trust shares, $1 par value -
      authorized: 200,000 shares;
      issued: 100,000 shares.....................          100              100
   Class B Trust shares, $10,000 par value -
      authorized: 200 shares;"
      issued: 110 shares.........................        1,100            1,100
   Additional paid-in capital....................   25,200,382       12,044,801
   Retained earnings.............................      768,048           13,315
   Net unrealized gains on securities
      available for sale.........................      122,696            8,530
                                                  ------------------------------
     Total shareholders' equity..................   26,092,326       12,067,846
                                                  ------------------------------
                                                  $ 45,645,821     $ 16,167,439
                                                  ==============================

See accompanying notes to financial statements.

Main Place Real Estate Investment Trust
Statement of Cash Flows
(Dollars in Thousands)
                                                             Nine Months
                                                          Ended September 30
                                                       -------------------------
                                                           1997         1996
--------------------------------------------------------------------------------
Operating Activities
   Net income......................................... $    770,752  $   32,950
   Reconciliation of net income to net cash
    provided by (used in) operating activities
     Net (increase) decrease in amount due from
      Trustee.........................................      (76,203)     31,741
     Net increase in interest receivable..............      (90,561)     (1,047)
     Net decrease in accounts receivable from
      affiliates......................................      108,154           -
     Net increase in accrued expenses.................       66,769      17,403
     Net increase in accrued expenses due to
      affiliate.......................................      590,461           -
     Gains on sales of securities.....................      (16,536)          -
     Other operating activities.......................        1,731       5,648
                                                       -------------------------
       Net cash provided by operating activities......    1,354,567      86,695
                                                       -------------------------
Investing Activities
   Proceeds from maturities of securities
    held for investment...............................       37,906           -
   Proceeds from sales of securities
    available for sale................................      968,057           -
   Purchases of securities available for sale.........   (2,235,190)          -
   Net increase in time deposits placed with
    affiliates........................................  (14,263,457)          -
   Purchases of loans.................................   (1,397,605)          -
   Collections of loans outstanding...................    1,940,831     677,220
                                                       -------------------------
       Net cash (used in) provided by investing
        activities....................................  (14,949,458)    677,220
                                                       -------------------------
Financing Activities
   Increase in securities sold under
    agreements to repurchase from affiliate...........   14,869,254           -
   Issuances of long-term debt........................    1,000,000     516,593
   Retirement of subordinated debt....................   (1,072,733)   (764,043)
   Capital contribution from NationsBank, N.A.........       25,000           -
   Distribution of capital and cash dividends paid to
    former shareholder................................            -    (516,592)
   Cash dividends paid to NationsBank, N.A............      (16,019)          -
                                                       -------------------------
       Net cash provided by (used in) financing
        activities....................................   14,805,502    (764,042)
                                                       -------------------------
Net increase (decrease) in cash and cash equivalents..    1,210,611        (127)
Cash and cash equivalents at beginning of period......      253,578       4,870
                                                       -------------------------
Cash and cash equivalents at end of period............ $  1,464,189  $    4,743
                                                       =========================
Supplemental disclosure of noncash transactions
    Securities held for investment contributed from
     affiliate.......................................  $    619,144  $        -
    Securities available for sale contributed from
     affiliate.......................................    12,495,418      79,280
    Net loans contributed from affiliate.............        16,019     844,272
    Loans securitized and retained in the securities
     portfolio.......................................        44,889           -

See accompanying notes to financial statements.

Main Place Real Estate Investment Trust
Statement of Changes in Shareholders' Equity
(Dollars in Thousands)
                               Class A   Class B    Additional                              Total
                                Trust     Trust      Paid-In      Retained              Shareholders'
                                Shares    Shares     Capital      Earnings     Other       Equity
----------------------------------------------------------------------------------------------------
Balance on December 31, 1995... $    -   $      -  $    299,648  $   7,136  $       -  $    306,784
     Net income................                                     32,950                   32,950
     Cash dividends paid to
        NationsBank Texas......                                    (17,842)                 (17,842)
     Net assets contributed by
        NationsBank, N.A.......                         421,934                             421,934
     Net assets contributed by
        NationsBank Texas......                         502,486                             502,486
     Distribution of capital to
        NationsBank Texas......                        (505,553)                           (505,553)
     Net change in unrealized
        gains (losses) on
        securities available
        for sale...............                                                  (845)         (845)
                                --------------------------------------------------------------------
Balance on September 30, 1996.. $    -   $      -  $    718,515  $  22,244  $    (845) $    739,914
                                ====================================================================

Balance on December 31, 1996... $  100   $  1,100  $ 12,044,801  $  13,315  $   8,530  $ 12,067,846
     Net income................                                    770,752                  770,752
     Cash dividends paid to
        NationsBank, N.A. .....                                    (16,019)                 (16,019)
     Net assets contributed by
        NationsBank, N.A. .....                      13,155,581                          13,155,581
     Net change in unrealized
        gains (losses) on
        securities available
        for sale...............                                               114,166       114,166
                                --------------------------------------------------------------------
Balance on September 30, 1997.. $  100   $  1,100  $ 25,200,382  $ 768,048  $ 122,696  $ 26,092,326
                                ====================================================================

There were 100 common shares outstanding at December 31, 1995 and September 30, 1996 with a par value of one cent.  There were no common shares outstanding subsequent to the merger of MPFC into MPREIT on
November 1, 1996.

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

The information contained in the financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period classifications. Accounting policies followed in the presentation of interim financial results are presented on pages 11 and 12 of the Annual Report on Form 10-K for the year ended December 31, 1996, as updated by Note 1 on page 7 of MPREIT's quarterly report on Form 10-Q for June 30, 1997.

A real estate investment trust (REIT) is subject to a number of organizational and operational requirements, including the requirement that it currently distribute to beneficial holders at least 95 percent of its "real estate investment trust taxable income." Prior to November 1, 1996, MPREIT did not qualify as a REIT and its operating results were included in the consolidated federal income tax return of the Corporation. For the periods subsequent to November 1, 1996, MPREIT qualified as a REIT and, accordingly, no current or deferred tax expense was provided.

Note 2 - Loans

The following table presents the composition of loans (dollars in thousands):

                                                    September 30    December 31
                                                        1997            1996
--------------------------------------------------------------------------------
Residential mortgage.............................  $  14,106,201   $  14,671,836
Commercial real estate...........................         25,408          32,539
                                                   -----------------------------
     Total loans, net of unearned income.........  $  14,131,609   $  14,704,375
                                                   =============================

Mortgage loans collateralizing mortgage-backed bonds were comprised of the following (dollars in thousands):

                                                     September 30   December 31
                                                         1997           1996
--------------------------------------------------------------------------------
Fixed-rate ......................................  $   1,314,189   $   1,473,739
Adjustable-rate..................................      4,828,195       2,955,181
                                                   -----------------------------
   Total mortgage loans..........................  $   6,142,384   $   4,428,920
                                                   =============================

Transactions in the allowance for credit losses were as follows (dollars in thousands):

                                                                 Nine Months
                                                             Ended September 30
                                                           ---------------------
                                                              1997        1996
--------------------------------------------------------------------------------
Balance on January 1....................................   $  42,396   $  17,805
Loans charged off.......................................        (115)          -
Recoveries of loans previously charged off..............           2           -
Allowance acquired with contributed loans...............           -       1,344
                                                           ---------------------
Balance on September 30.................................   $  42,283   $  19,149
                                                           =====================

MPREIT had $56.0 million of nonperforming loans on September 30, 1997 compared to $27.5 million on December 31, 1996. The increase is due primarily to the seasoning of the loan portfolio. Management expects nonperforming loans to continue to grow throughout the remainder of the seasoning period. Other real estate owned on September 30, 1997 was $.6 million compared to $.5 million on December 31, 1996.

Note 3 - Affiliate Transactions

MPREIT maintains its cash and cash equivalent accounts with NationsBank, N.A. and NationsBank of Texas, N.A. (NationsBank Texas). At September 30, 1997, MPREIT had $106.7 million of accounts receivable from affiliates of the Corporation. These receivables are related to mortgage payments in process and generally clear within 30 days. Accrued expenses due to an affiliate of the Corporation, NationsBank, N.A., totaled $590.5 million on September 30, 1997.

As of September 30, 1997, MPREIT had $14.3 billion of time deposits placed with NationsBank Texas and NationsBank, N.A. Interest income on time deposits for the three months and nine months ended September 30, 1997 was $88.0 million and $123.2 million, respectively.

On September 30, 1997, MPREIT had $14.9 billion outstanding in securities sold under agreements to repurchase from NationsBank, N.A. Interest expense on these securities for the three months and nine months ended September 30, 1997 was $72.1 million and $91.1 million, respectively.

MPREIT has entered into agreements with NationsBanc Mortgage Corporation (NationsBanc Mortgage), a wholly-owned subsidiary of NationsBank Texas, and with NationsBank, N.A. for the servicing and administration of its mortgage portfolio. Servicing fees paid to NationsBanc Mortgage approximated $23.1 million and $9.7 million for the nine months ended September 30, 1997 and 1996, respectively, and are included in "Other operating expenses" on the accompanying statement of income.

On a monthly basis, MPREIT purchases certain mortgage loans originated by NationsBanc Mortgage. During the third quarter of 1997, MPREIT purchased $1.4 billion of loans from NationsBanc Mortgage.

During the third quarter of 1997, NationsBank, N.A. contributed approximately $13.1 billion in mortgage-backed securities and collateralized mortgage obligations, approximately $16.0 million of mortgage loans and $25.0 million in cash to MPREIT.

In September 1997, MPREIT paid cash dividends of $16.0 million to NationsBank, N.A. upon finalization of taxable income for 1996 and the filing of the 1996 MPREIT tax return.

In addition, in October 1997, NationsBank, N.A. contributed securities in the amount of $4.2 billion to MPREIT.

Note 4 - Long-Term Debt

The following table displays the primary terms of MPREIT's Series 1995-1, 1995-2 and 1997-1 Mortgage-Backed Bonds as of September 30, 1997 (dollars in thousands):

                                         Series         Series          Series
                                         1995-1         1995-2          1997-1
                                        (Issued        (Issued         (Issued
                                       July 1995)    October 1995)   March 1997)
                                      ------------------------------------------
Amount issued.......................  $  1,500,000   $  1,500,000   $  1,000,000
Reference rate......................   1-mo. LIBOR    3-mo. LIBOR    3-mo. LIBOR
                                           +21 bps        +17 bps         +5 bps
Period-end interest rate............        5.866%         5.889%         5.769%
Maturity............................          1998           2000           2000
Mortgage loans collateralizing
  mortgage-backed bonds:
    Collateral - book value.........  $  2,131,501   $  1,816,540   $  2,194,343
    Collateral - discounted value...     1,667,397      1,762,963      1,541,361
    Collateral - approximate amount
      exceeding minimum indenture
      requirements..................       122,000        180,000        486,000

Interest expense on the Series 1995-1, 1995-2 and 1997-1 Bonds for the three months and nine months ended September 30, 1997 was $61.0 million and $166.7 million, respectively, compared to $44.4 million and $132.4 million, respectively, on the Series 1995-1 and 1995-2 Bonds for the three months and nine months ended September 30, 1996. Interest expense on subordinated notes repaid on March 18, 1997 was $14.0 million for the nine months ended September 30, 1997 compared to $20.1 million and $65.4 million for the three months and nine months ended September 30, 1996, respectively.

On November 14, 1997, MPREIT had no remaining capacity available for the issuance of additional mortgage-backed bonds under its existing shelf registration.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Net income for the three months and nine months ended September 30, 1997 was $315.6 million and $770.8 million, respectively, compared to $11.9 million and $33.0 million, respectively, in the comparable 1996 periods. The change in net income reflects the impact of several factors including the levels and average interest yields on the mortgage loan portfolio, the issuance of the Series 1997-1 Bonds, the levels of short-term borrowings and securities investments, the effects of securities market conditions, the volatility of interest rates and MPREIT's election to be taxed as a REIT.

Interest income increased $368.9 million and $788.9 million for the three months and nine months ended September 30, 1997, respectively, compared to the same periods in 1996 due primarily to increases in average loans outstanding and, to a lesser extent, increases in average securities and average time deposits placed. During the first nine months of 1997, MPREIT sold available for sale securities resulting in gains of $16.5 million. Interest expense increased $68.6 million and $74.0 million for the three months and nine months ended September 30, 1997, respectively, over interest expense for the same periods in 1996 due primarily to interest expense associated with securities sold under agreements to repurchase. This increase was partially offset by lower interest expense on subordinated debt due to the repayment of the subordinated notes in March 1997. The lower interest expense on subordinated debt more than offset the impact of interest expense associated with the Series 1997-1 Mortgage-Backed Bonds issued in March 1997. Other operating expenses increased $4.4 million and $13.9 million during the three months and nine months ended September 30, 1997, respectively, due primarily to higher mortgage servicing costs associated with the increase in average loans outstanding during 1997. Due to MPREIT's election to be taxed as a REIT, there was no income tax expense in the three months and nine months ended September 30, 1997.

The average yield on mortgage loans was 7.53 percent for both the three months and nine months ended September 30, 1997 compared to 7.61 percent and 7.48 percent in the respective periods of 1996. Changes in the average yields were primarily related to the mix between fixed- and adjustable-rate loans, the repricing terms of adjustable rate loans, the impact of the general level of interest rates, the levels of prepayments on mortgage loans and scheduled amortization of the portfolio as a whole.

The weighted average interest rates on mortgage-backed bonds outstanding for the three months and nine months ended September 30, 1997 were 6.10 percent and 5.97 percent, respectively, compared to 5.93 percent and 5.88 percent, for the respective periods in 1996.

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

                                   Main Place Real Estate Investment Trust
                                   ---------------------------------------

Date:  November 14, 1997           /s/        Karin Hirtler-Garvey
                                   ---------------------------------------
                                      Karin Hirtler-Garvey
                                      Senior Vice President/Principal
                                             Accounting Officer
                                      (Principal Accounting and Duly
                                             Authorized Officer)


                     Main Place Real Estate Investment Trust
                                    Form 10-Q
                                Index to Exhibits



Exhibit        Description
-------        -----------
12             Ratio of Earnings to Fixed Charges.

27             Financial Data Schedule.