Form 10-K
period 1997-12-31
MAIN PLACE REAL ESTATE INVESTMENT TRUST /MD/
filed 1998-03-31
CIK 927627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-K
(Mark one)

     [ x ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1997

                                       or

     [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the registrant's Class B Trust Shares held by non-affiliates is approximately $1.1 million (based on $10,000 per share par value).

On March 31, 1998, there were 100,000 shares of the registrant's Class A Trust Shares outstanding and 110 shares of the registrant's Class B Trust Shares outstanding.

THE  REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION    I(1)(a)
and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Documents incorporated by reference:    NONE


                                     PART I

Item 1.   BUSINESS

Main Place Real Estate Investment Trust (MPREIT) is an indirect subsidiary of NationsBank, N.A., which is a wholly owned indirect subsidiary of NationsBank Corporation (the Corporation). MPREIT was established on October 29, 1996 as a Maryland real estate investment trust to consolidate the acquisition, holding and management of certain closed-end residential mortgage loans owned by certain affiliates of the Corporation. Main Place Funding Corporation (MPFC) merged with and into MPREIT on November 1, 1996, and, as the surviving entity, MPREIT issues and sells mortgage-backed bonds and subordinated indebtedness and acquires, owns, holds and pledges the related mortgage notes and other assets serving as collateral in connection therewith. In connection with the merger of MPFC with and into MPREIT, MPFC's obligation under the Series 1995-1 and Series 1995-2 Mortgage-Backed Bonds was assumed by MPREIT.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted in accordance with General Instruction I to Form 10-K.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no public trading market for MPREIT's Class A Trust Shares (Class A trust shares) or Class B Trust Shares (Class B trust shares). On December 31, 1997, all of MPREIT's outstanding shares of Class A trust shares were held by Main Place Holdings Corporation (MP Holdings), a wholly owned subsidiary of NationsBank, N.A. On December 31, 1997, 109 of the 110 outstanding shares of MPREIT Class B trust shares were held by charitable organizations while 1 share was held by NationsBank, N.A. In 1997 and 1996, MPREIT paid aggregate cash dividends of $1.2 billion and $139.5 million, respectively, on its Class A trust shares and $88 thousand and $15 thousand, respectively, on its Class B trust shares. In addition, during 1996, MPFC paid aggregate cash dividends of $47.3 million on its common shares to affiliated entities.

Item 6.   SELECTED FINANCIAL DATA

Omitted in accordance with General Instruction I to Form 10-K.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the years ended December 31, 1997 and 1996 was $1.3 billion and $193.0 million, respectively. The change in net income reflects the impact of several factors including the level of and average yield on the mortgage loan portfolio, the issuance of the Series 1997-1 Mortgage-Backed Bonds, the levels of short-term borrowings and securities investments, the effects of securities market conditions, the volatility of interest rates and MPREIT's election to be treated as a real estate investment trust (REIT) for federal income tax purposes.

Interest income increased $1.4 billion in 1997 when compared to 1996 due to an increase in average loans, securities and time deposits placed. During 1997, MPREIT sold available for sale securities resulting in gains of $22.8 million. Interest expense increased $341.4 million in 1997 when compared to 1996 due primarily to interest expense associated with securities sold under agreements to repurchase and the Series 1997-1 Mortgage-Backed Bonds issued in March 1997. This increase was partially offset by lower interest expense on subordinated debt due to the repayment of the subordinated notes in March 1997. Other operating expenses increased $14.9 million in 1997 when compared to 1996 due primarily to higher mortgage servicing costs associated with the increase in average loans outstanding during 1997. Due to MPREIT's election to be treated as a REIT for federal income tax purposes, there was no income tax expense in 1997.

The average yield on mortgage loans for the years ended December 31, 1997 and 1996 was 7.52 percent and 7.53 percent, respectively. The average yields remain flat due to changes in the mix between fixed- and adjustable-rate loans and the repricing terms of adjustable rate loans, despite the overall decline in mortgage rates during the year and increased levels of prepayments on mortgage loans and scheduled amortization of the portfolio as a whole.

The weighted average interest rate on mortgage-backed bonds outstanding for the years ended December 31, 1997 and 1996 was 6.01 percent and 5.89 percent, respectively.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are listed in the Index to Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosures.

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

                              Main Place Real Estate Investment Trust
                              ---------------------------------------

Date:  March 31, 1998         /s/      Karin Hirtler-Garvey
                              ---------------------------------------
                              Karin Hirtler-Garvey
                              Senior Vice President/
                                Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                              Date

/s/ John E. Mack           President, Treasurer and           March 31, 1998
----------------
John E.  Mack              Trustee
                           (Principal Executive and
                           Financial Officer)

/s/ Karin Hirtler-Garvey   Senior Vice President/             March 31, 1998
------------------------
Karin Hirtler-Garvey       Principal Accounting Officer
                           (Principal Accounting Officer)

/s/ James H. Luther        Vice President and Trustee         March 31, 1998
-------------------
James H. Luther

/s/ G. Patrick Phillips    Trustee                            March 31, 1998
-----------------------
G. Patrick Phillips




                    MAIN PLACE REAL ESTATE INVESTMENT TRUST
                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

   Balance Sheet on December 31, 1997 and 1996

   Statement of Income for the Years Ended December 31, 1997, 1996 and 1995

   Statement of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

   Statement of Changes in Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

Notes to Financial Statements



                        Report of Independent Accountants


To the Board of Trustees and Shareholders of Main Place Real Estate Investment Trust


In our opinion, the accompanying balance sheets and related statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Main Place Real Estate Investment Trust (the Trust) at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/  Price Waterhouse LLP

Charlotte, North Carolina
March 30, 1998


Main Place Real Estate Investment Trust
Balance Sheet
(Dollars in Thousands)
	                                                          	 December 31
                                                    ----------------------------
		                                                       1997		         1996
--------------------------------------------------------------------------------
Assets
  Cash and cash equivalents.......................	 $  1,709,804   $    253,578
  Time deposits placed with affiliates............    17,950,000              -
  Securities:
    Held for investment, at cost (market value -
                                  $479,491) ......       478,371              -
    Available for sale............................    22,022,424        836,938
                                                    ----------------------------
      Total securities............................    22,500,795        836,938
                                                    ----------------------------
  Amount due from Trustee.........................       233,273        101,325

  Loans, net of unearned income...................    16,612,818     14,704,375
  Allowance for credit losses.....................       (41,412)       (42,396)
                                                    ----------------------------
    Loans, net of unearned income and allowance for
      credit losses...............................    16,571,406     14,661,979
  Interest receivable.............................       233,202         91,836
  Accounts receivable from affiliates.............       396,965        214,856
  Other assets....................................        76,810          6,927
                                                    ----------------------------
	                                                   $ 59,672,255   $ 16,167,439
                                                    ============================

Liabilities
  Accrued expenses................................  $     95,131   $     27,316
  Accrued expenses due to affiliate...............         9,610     	        -
  Securities sold under agreements to repurchase
    from affiliate................................		  22,134,599              -
  Mortgage-backed bonds...........................     3,999,745      2,999,544
  Subordinated notes..............................             -      1,072,733
                                                    ----------------------------
		                                                    26,239,085      4,099,593
                                                    ----------------------------

Shareholders' Equity
  Class A Trust shares, $1 par value-authorized
    200,000 shares; issued: 100,000 shares........           100 	 	        100
  Class B Trust shares, $10,000 par value-authorized
    200 shares; issued: 110 shares................         1,100          1,100
  Additional paid-in capital......................    33,083,566     12,044,801
  Retained earnings...............................        91,162         13,315
  Net unrealized gains on securities available for
    sale..........................................       257,242          8,530
                                                    -------------  -------------
    Total shareholders' equity....................    33,433,170     12,067,846
                                                    -------------  -------------
	                                                   $ 59,672,255   $ 16,167,439
                                                    ============================

See accompanying notes to financial statements.

Main Place Real Estate Investment Trust
Statement of Income
(Dollars in Thousands)

	                                                     Year Ended December 31
									                                        -------------------------------
		                                                   1997		    1996    		1995
--------------------------------------------------------------------------------
Income
  Interest and fees on loans.................... $ 1,059,949 $ 484,191 $ 204,024
  Interest on securities........................     472,550     8,335         -
  Interest on time deposits placed..............     370,722         -   	     -
  Gains on sales of available for sale
    securities..................................      22,752         -         -
                                                 -------------------------------
    Total income................................   1,925,973   492,526   204,024
									                                        -------------------------------
Expenses
  Interest on securities sold under agreements
    to repurchase...............................     357,610         -   	 	   -
  Interest on long-term and subordinated debt...     241,921   258,174   146,805
  Other operating expenses......................      32,576    17,643     9,149
                                                 -------------------------------
    Total expenses..............................     632,107   275,817   155,954
                                                 -------------------------------
Income before income taxes......................   1,293,866   216,709    48,070
Income tax expense..............................           -    23,737    16,825
                                                 -------------------------------
Net income...................................... $ 1,293,866 $ 192,972 $  31,245
                                                 ===============================

See accompanying notes to financial statements.

Main Place Real Estate Investment Trust
Statement of Cash Flows
(Dollars in Thousands)
                                                 		Year Ended December 31
								                                    ------------------------------------
		                                              1997      		1996		      1995
--------------------------------------------------------------------------------
Operating Activities
  Net income............................... $ 1,293,866 $   192,972 $    31,245
  Reconciliation of net income to net cash
  provided by (used in) operating activities
    Deferred income tax expense (benefit)..           -   	   6,370      (2,523)
    Net (increase) decrease in amount due
      from Trustee.........................    (131,948)      5,206     (67,731)
    Net increase in interest receivable ...    (141,366)    (69,929)    (14,283)
    Net increase in accounts receivable from
      affiliates...........................    (182,109)   (214,856)          -
    Net increase (decrease) in accrued
      expenses.............................      67,815      (1,190)     (5,474)
    Net increase in accrued expenses due to
      affiliate............................       9,610           -   		      -
    Gains on sales of securities...........     (22,752)          -   		      -
    Other operating activities.............     (70,929)      2,049       5,288
                                            ------------------------------------
      Net cash provided by (used in) operating
       activities..........................     822,187     (79,378)    (53,478)
						                                      ------------------------------------
Investing Activities
  Proceeds from maturities of securities
    held for investment....................     140,308           -   	       -
  Proceeds from sales and maturities of
    securities available for sale..........   2,276,101       6,127           -
  Purchases of securities available for
    sale...................................  (2,270,670)          -   		      -
  Net increase in time deposits placed with
    affiliates............................. (17,950,000)          -   		      -
  Purchases of loans from affiliate........  (4,822,224)          -   		      -
  Collections of loans outstanding.........   2,389,677   1,259,402     399,908
                                            ------------------------------------
    Net cash (used in) provided by investing
      activities...........................	(20,236,808)  1,265,529     399,908
						                                      ------------------------------------
Financing Activities
  Increase in securities sold  under
    agreements to repurchase...............  22,134,599  	        -           -
  Issuances of long-term debt..............   1,000,000     516,593   3,925,633
  Repayment of subordinated debt...........  (1,072,733)   (764,043)   (913,451)
  Proceeds from issuance of common stock...           -       1,100           -
  Capital contribution from
    NationsBank, N.A.......................      25,000           -   		      -
  Distribution of capital..................           -   	(504,300) (3,393,017)
  Cash dividends paid......................  (1,216,019)   (186,793)  		(27,658)
                                            ------------------------------------
    Net cash provided by (used in) financing
      activities...........................	 20,870,847    (937,443)   (408,493)
						                                      ------------------------------------
Net increase (decrease) in cash and cash
  equivalents..............................   1,456,226     248,708     (62,063)
Cash and cash equivalents at beginning of
  period...................................     253,578       4,870      66,933
                                            ------------------------------------
Cash and cash equivalents at end of period  $ 1,709,804 $   253,578 $ 	   4,870
						                                      ====================================
Supplemental cash flow disclosure
  Cash paid for interest................... $   509,040 $ 	 258,197 $   169,106
  Cash paid for income taxes...............      21,783      19,432           -

Securities held for investment contributed
  from affiliate........................... $   619,144 $ 	       - $ 	       -
Securities available for sale contributed
  from affiliate...........................  20,378,603      79,280           -
Net loans contributed from affiliate.......      16,019  12,222,202   3,422,099
Noncash dividends of loans to affiliates...           -   	  52,030           -
Loans securitized and retained in the
  securities portfolio.....................     537,924     755,213           -

See accompanying notes to financial statements.

Main Place Real Estate Investment Trust
Statement of Changes in Shareholders' Equity
(Dollars in Thousands)

						                                                                Additional 		 				                    Total
		                                         Class A			     Class B		     Paid-In 			Retained 			         Shareholders'
		                                       Trust Shares			Trust Shares		  Capital			 Earnings 		 Other	      Equity
--------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1994............ $          -   $ 	        -  $ 	 270,566 $   3,549  $       -  $   274,115
  Net income............................                                             31,245                  31,245
  Cash dividends paid to NationsBank of
    Texas, N.A..........................                                            (27,658)                (27,658)
  Net assets contributed by NationsBank of
    Texas, N.A..........................                                3,422,099                         3,422,099
  Distribution of capital to NationsBank of
    Texas, N.A..........................                               (3,393,017)                       (3,393,017)
                                         ---------------------------------------------------------------------------
Balance on December 31, 1995............       		   -     			      - 		   299,648     7,136          - 		   306,784
  Net income............................                                            192,972                 192,972
  Cash dividends paid...................                                           (186,793)               (186,793)
  Trust shares issued...................          100 			      1,100                                          1,200
  Net assets contributed by NationsBank,
    N.A.................................                                5,936,577                         5,936,577
  Distribution of capital to NationsBank,
    N.A.................................                                  (50,776)                          (50,776)
  Net assets contributed by NationsBank
    of Texas, N.A.......................                                6,364,905                         6,364,905
  Distribution of capital to NationsBank
    of Texas, N.A.......................                                 (505,553)                         (505,553)
  Net change in unrealized gains/(losses)
    on securities available for sale....                                                         8,530        8,530
                                         ---------------------------------------------------------------------------
Balance on December 31, 1996............     		   100 	 	      1,100   12,044,801    13,315      8,530   12,067,846
  Net income............................                                          1,293,866               1,293,866
  Cash dividends paid to NationsBank,
    N.A.................................                                         (1,216,019)             (1,216,019)
  Net assets contributed by NationsBank,
    N.A.................................                               21,038,765                        21,038,765
  Net change in unrealized gains/(losses)
    on securities available for sale....                                                       248,712      248,712
                                         ---------------------------------------------------------------------------
Balance on December 31, 1997............	$ 	       100 	$      1,100  $33,083,566 $ 	91,162  $ 257,242  $33,433,170
                                         ===========================================================================

At December 31, 1995 and 1994, there were 100 common shares outstanding with a par value of one cent, that were issued by MPFC.  As part of the merger of MPFC into MPREIT on November 1, 1996, these common shares were retired.

See accompanying notes to financial statements.


Main Place Real Estate Investment Trust
Notes to Financial Statements

Note 1 - Accounting Policies

Basis of Presentation

Main Place Real Estate Investment Trust (MPREIT) is a subsidiary of Main Place Holdings Corporation (MP Holdings), which is a subsidiary of NationsBank, N.A. NationsBank, N.A. is a wholly owned indirect subsidiary of NationsBank Corporation (the Corporation). MPREIT was established on October 29, 1996 as a Maryland real estate investment trust to consolidate the acquisition, holding and management of certain closed-end residential mortgage loans owned by certain affiliates of the Corporation. Main Place Funding Corporation (MPFC) merged with and into MPREIT on November 1, 1996, and, as the surviving entity, MPREIT issues and sells mortgage-backed bonds and subordinated indebtedness and acquires, owns, holds and pledges the related mortgage notes and other assets serving as collateral in connection therewith. In connection with the merger of MPFC with and into MPREIT, MPFC's obligation under the Series 1995-1 and Series 1995-2 Mortgage-Backed Bonds was assumed by MPREIT. The merger between MPREIT and MPFC was accounted for in a manner similar to a pooling of interests and, accordingly, the accompanying financial statements include the results of operations and financial condition of MPFC since the beginning of the earliest period presented.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash items in the process of collection and amounts due from affiliated banks.

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

Nonperforming Loans

Residential mortgages and certain past due consumer loans are generally charged off at 120 days or placed on nonperforming status upon repossession or the inception of foreclosure proceedings. Generally, interest accrued but not collected is charged off along with principal.


Commercial mortgage loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired, are generally classified as nonperforming loans unless well secured and in the process of collection. Generally, loans which are past due 180 days or more as to principal or interest are classified as nonperforming regardless of collateral or collection status. Ordinarily, interest accrued but not collected is reversed when a loan is classified as nonperforming.

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

Foreclosed Properties

Loans are classified as foreclosed properties when MPREIT forecloses on a property or when physical possession of the collateral is taken regardless of whether foreclosure proceedings have taken place. Foreclosed properties are carried at the lower of (1) the recorded amount of the loan for which the foreclosed property previously served as collateral or (2) the fair value of the property minus estimated costs to sell. Prior to foreclosure, the recorded amount of the loan is reduced, if necessary, to the fair value, minus estimated costs to sell, of the real estate to be acquired by charging the allowance for credit losses.

Subsequent to foreclosure, gains or losses on the sale of and losses on the periodic revaluation of foreclosed properties are credited or charged to expense. Net costs of maintaining and operating foreclosed properties are expensed as incurred.

Securities Sold Under Agreements To Repurchase

Securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest.

Income Taxes

A real estate investment trust (REIT) is subject to a number of organizational and operational requirements, including the requirement that it currently distribute to beneficial holders at least 95 percent of its "real estate investment trust taxable income." For the period subsequent to November 1, 1996, MPREIT elected to be taxed as a REIT and accordingly, no current or deferred tax expense was provided after November 1, 1996.

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




Prior to November 1, 1996, there were two components of income tax expense: current and deferred. Current income tax expense approximated taxes to be paid or refunded for the applicable period. Balance sheet amounts of deferred taxes were recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit was then recognized for the change in deferred tax liabilities or assets between periods. Recognition of deferred tax balance sheet amounts was based on management's belief that it was more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits would be realized.


Note 2 - Securities

The amortized cost and market values of securities held for investment on December 31 were (dollars in thousands):

                                           1997
                     -------------------------------------------------
                                     Gross      Gross
                      Amortized    Unrealized Unrealized     Market
                        Cost         Gains      Losses        Value
                     ------------  ---------  ----------  ------------
   Mortgage-backed
     securities      $    478,371  $   1,975  $    (855)  $    479,491
                     ============  =========  ==========  ============

The amortized cost and market values of securities available for sale on December 31 were (dollars in thousands):

                                           1997
                     -------------------------------------------------
                                     Gross      Gross
                      Amortized    Unrealized Unrealized     Market
                        Cost         Gains      Losses        Value
                     ------------  ---------  ----------  ------------
   Mortgage-backed
     securities      $ 21,765,182  $ 275,870  $ (18,628)  $ 22,022,424
                     ============  =========  ==========  ============

                                           1996
                     -------------------------------------------------
                                     Gross      Gross
                      Amortized    Unrealized Unrealized     Market
                        Cost         Gains      Losses        Value
                     ------------  ---------  ----------  ------------
   Mortgage-backed
     securities      $    828,408  $   8,542  $     (12)  $    836,938
                     ============  =========  ==========  ============

Gross gains of approximately $22.9 million and gross losses of $.1 million were realized on sales of available for sale securities during 1997. There were no sales of available for sale securities during 1996 and there were no sales of securities held for investment in 1997 or 1996.

The expected maturities of securities held for investment and securities available for sale on December 31, 1997 are summarized in the following tables (dollars in thousands). Actual maturities may differ from contractual maturities or maturities shown below since borrowers may have the right to prepay obligations with or without prepayment penalties.

                                             Securities Held for Investment
                                             ------------------------------
                                                                         Net
                                                                      Unrealized
                                         Amortized       Market         Gains
                                            Cost          Value        (Losses)
                                        ------------   ------------   ----------
Due in one year or less                 $    260,295   $    259,757   $    (538)
Due after one year through five years        215,617        217,278       1,661
Due after five years through ten years         2,459          2,456          (3)
                                        ------------   ------------   ----------
                                        $    478,371   $    479,491   $   1,120
                                        ============   ============   ==========

                                              Securities Available for Sale
                                              -----------------------------
                                                                         Net
                                                                      Unrealized
                                         Amortized       Market         Gains
                                            Cost          Value        (Losses)
                                        ------------   ------------   ----------
Due in one year or less                 $     41,633   $     41,593   $     (40)
Due after one year through five years      8,446,908      8,611,312     164,404
Due after five years through ten years    11,538,899     11,628,882      89,983
Due after ten years                        1,737,742      1,740,637       2,895
                                        ------------   ------------   ----------
                                        $ 21,765,182   $ 22,022,424   $ 257,242
                                        ============   ============   ==========

Note 3 - Loans

The following table presents the composition of loans on December 31 (dollars in thousands):

                                             1997          1996
-------------------------------------------------------------------
Residential mortgage.................... $ 16,551,952  $ 14,671,836
Other consumer loans....................       39,281             -
Commercial real estate..................       21,585        32,539
                                         ------------  ------------
  Total loans, net of unearned income... $ 16,612,818  $ 14,704,375
                                         ============  ============

Mortgage loans collateralizing mortgage-backed bonds were comprised of the
following on December 31   (dollars in thousands):

                                             1997          1996
-------------------------------------------------------------------
Adjustable-rate......................... $  4,604,436  $  2,955,181
Fixed-rate..............................    1,331,860     1,473,739
                                         ------------  ------------
  Total mortgage loans.................. $  5,936,296  $  4,428,920
                                         ============  ============

Transactions in the allowance for credit losses on December 31 were (dollars in thousands):

                                                1997       1996       1995
-----------------------------------------------------------------------------
Balance on January 1........................  $ 42,396   $ 17,805   $ 10,993
Loans charged-off...........................      (986)       (15)      (104)
Allowance acquired with contributed loans...         2     24,606      6,916
                                              ---------  ---------  ---------
Balance on December 31......................  $ 41,412   $ 42,396   $ 17,805
                                              =========  =========  =========

MPREIT had $66.8 million of nonperforming loans on December 31, 1997 and $27.5
million on December 31, 1996.   The increase is due primarily to the seasoning
of the loan portfolio. Management expects nonperforming loans to continue to grow throughout the remainder of the seasoning period and as the loan portfolio increases. Foreclosed properties on December 31, 1997 was $1.2 million compared to $.5 million on December 31, 1996.

During 1997, MPREIT securitized residential mortgage loans with a book value of $537.9 million and retained the securities in its available for sale securities portfolio.

Note 4 - Affiliate Transactions

MPREIT maintains its cash and cash equivalent accounts with NationsBank, N.A. and NationsBank of Texas, N.A. (NationsBank Texas). At December 31, 1997, MPREIT had $397.0 million of accounts receivable from affiliates of the Corporation. A portion of this receivable is related to mortgage payments in process, which generally clear within 30 days. The remaining balance of $252.7 million relates to available for sale securities sold to NationsBank, N.A. in 1997 for which payment was received in the subsequent year. Accrued expenses due to NationsBank, N.A. totaled $9.6 million on December 31, 1997.

On December 31, 1997, MPREIT had $18.0 billion of time deposits placed with NationsBank Texas and NationsBank, N.A. Interest income on time deposits for the year ended December 31, 1997 was $370.7 million.

On December 31, 1997, MPREIT had $22.1 billion outstanding in securities sold under agreements to repurchase from NationsBank, N.A. Interest expense on these securities for the year ended December 31, 1997 was $357.6 million.

MPREIT has entered into agreements with NationsBanc Mortgage Corporation (NationsBanc Mortgage), a wholly owned indirect subsidiary of the Corporation, and with NationsBank, N.A. for the servicing and administration of its mortgage portfolio. Servicing fees paid to NationsBanc Mortgage approximated $31.3 million and $16.3 million for the years ended December 31, 1997 and 1996, respectively, and are included in "Other operating expenses" on the accompanying statement of income.

On a monthly basis, MPREIT purchases certain mortgage loans originated by NationsBanc Mortgage. During 1997, MPREIT purchased $4.8 billion of loans from NationsBanc Mortgage.

During 1997, NationsBank, N.A., through its wholly owned subsidiary MP Holdings, contributed approximately $21.0 billion in mortgage-backed securities and collateralized mortgage obligations, approximately $16.0 million of mortgage loans and $25.0 million in cash to MPREIT. The contributions received by MPREIT were recorded at the book value of the assets contributed by NationsBank, N.A.

In 1997, MPREIT paid cash dividends of $1.2 billion to NationsBank, N.A. upon finalization of taxable income for 1996 and the filing of the 1996 MPREIT tax return.

At December 31, 1997, MPREIT had two separate revolving line of credit agreements with NationsBank Texas for the benefit of the trustee under the Series 1995-1 and 1995-2 Mortgage-Backed Bonds. The maximum borrowing allowed under each agreement is $82.5 million (expires in 2000) and $15.5 million (expires in 1998), respectively. The borrowings bear interest at prime and are subject to a .25 percent per annum commitment fee on the unused portion of the facility. There have been no borrowings under either of these agreements.

Additionally, a subsidiary of NationsBank Texas, NationsBanc Services, Inc.
(NBSI), provides data processing and other support services to MPREIT and certain other subsidiaries of the Corporation. These services include completing substantially all of MPREIT's Year 2000 software conversion projects by the end of 1998. The related costs, which are expensed when billed, are included in other operating expenses. NBSI is reimbursed through affiliate allocations to the other subsidiaries.

Note 5 - Long-Term Debt

In September 1994, the Securities and Exchange Commission declared effective MPFC's shelf registration statement (Registration Statement) to issue up to $4 billion of Mortgage-Backed Bonds (Bonds). The obligations of MPFC under the Bonds were assumed by MPREIT pursuant to the merger of MPFC with and into MPREIT on November 1, 1996. The Bonds, which are issuable in series pursuant to separate indentures, are generally subject to the following terms. The Bonds, collateralized primarily by mortgage loans on 1-to-4 family dwellings, are obligations solely of MPREIT. The Bonds are not prepayable at the option of MPREIT, but are subject to redemption in whole or in part under certain circumstances. Under the terms of an indenture relating to each series of Bonds, MPREIT must maintain a minimum amount of eligible collateral, which is determined on a discounted basis and may consist of mortgage loans, certain U.S. agency mortgage pass-through certificates, U.S. government securities and cash held by a trustee (the Trustee). The types, characteristics and permitted amounts of eligible collateral are subject to change from time to time without the consent of the bondholders if such changes would not adversely affect the ratings assigned to the Bonds. In the event such collateral requirements are not met with respect to any series, MPREIT must provide additional or substitute mortgage loans or other acceptable collateral with respect to such series to meet the required amounts of eligible collateral and/or repurchase Bonds in an amount sufficient to meet collateral requirements. If sufficient eligible collateral is not supplied and/or sufficient Bonds are not repurchased, MPREIT must redeem a portion of the outstanding Bonds of such series such that the existing amount of the eligible collateral meets the collateral requirements of the indenture relating to the Bonds of such series that remain outstanding after the redemption.

The following table displays the primary terms of MPREIT's Series 1995-1, 1995-2 and 1997-1 Mortgage-Backed Bonds as of December 31, 1997 (dollars in thousands):

                                        Series      Series       Series
                                        1995-1      1995-2       1997-1
                                       (Issued     (Issued      (Issued
                                      July 1995) October 1995) March 1997)
                                     -------------------------------------
Amount issued......................  $ 1,500,000  $ 1,500,000  $ 1,000,000
Reference rate.....................  1-mo. LIBOR  3-mo. LIBOR  3-mo. LIBOR
                                         +21 bps      +17 bps       +5 bps
Period-end interest rate...........       6.179%       5.983%       5.956%
Maturity...........................         1998         2000         2000
Mortgage loans collateralizing
 mortgage-backed bonds:
  Collateral - book value..........  $ 2,146,542  $ 1,692,712  $ 2,097,042
  Collateral - discount value......    1,681,284    1,681,089    1,429,112
  Collateral - approximate amount
    exceeding minimum indenture
    requirements...................      136,000       99,000      374,000

Interest expense on the Series 1995-1, 1995-2 and 1997-1 Bonds for the year ended December 31, 1997 was $227.9 million compared to $176.6 million on the Series 1995-1 and 1995-2 Bonds for the year ended December 31, 1996.

During 1997, MPREIT repaid its obligation on subordinated notes due to NationsBank, N.A. and NationsBank Texas of $1.1 billion.

As of March 31, 1998, MPREIT had no remaining capacity available for the issuance of additional mortgage backed bonds under its existing shelf registration.


Note 6 - Income Taxes

Due to MPREIT's tax status as discussed in Note 1, no current or deferred tax expense has been provided after November 1, 1996. The components of income tax expense for the years ended December 31, 1996 and 1995 were (dollars in thousands):

                                         1996       1995
-----------------------------------------------------------
Current portion expense:
  Federal............................ $  17,367  $  19,075
  State..............................         -        273
                                      ---------  ----------
                                         17,367     19,348
                                      ---------  ----------
Deferred portion expense (benefit):
  Federal............................     6,232     (2,385)
  State..............................       138       (138)
                                      ---------  ----------
                                          6,370     (2,523)
                                      ---------  ----------
Total income tax expense............. $  23,737  $  16,825
                                      =========  ==========

A reconciliation of the expected federal income tax expense, based on the federal statutory rate of 35 percent for 1996 and 1995, to the actual income tax expense for the years ended December 31 is as follows (dollars in thousands):

                                                   1996       1995
---------------------------------------------------------------------
Expected federal income tax expense............ $  75,849  $  16,825
Increase (decrease) in taxes resulting from:
  Qualified REIT income........................   (54,053)         -
  State tax expense, net of federal benefits...       138         39
  Other........................................     1,803        (39)
                                                ---------- ----------
Total income tax expense....................... $  23,737  $  16,825
                                                ========== ==========

There were no deferred tax assets or liabilities at December 31, 1997 due to MPREIT's tax status (see Note 1). Current income tax expense presented above was determined as if MPREIT filed a separate tax return and the amount so determined was payable to or receivable from the Corporation. Federal taxes payable to the Corporation of $23 million are included in the balance sheet on December 31, 1996.

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



Short-Term Financial Instruments

The carrying value of short-term financial instruments, including cash and cash equivalents, repurchase agreements, accounts receivable from affiliates, interest receivable and amounts due from the Trustee, approximates the fair value. These financial instruments generally expose MPREIT to limited credit risk and have no stated maturities or maturities of less than 30 days.

Loans

Fair values were estimated for the loans based on credit quality and maturity. The fair value of loans was estimated by discounting estimated cash flows using the December 31 origination rate of the Corporation and its affiliates for similar loans. Contractual cash flows were adjusted for prepayments using published industry data. Where credit deterioration has occurred, cash flows for fixed- and variable-rate loans have been reduced to incorporate estimated losses. Where quoted market prices were available, such market prices were utilized as estimates of fair value.

Long-Term Debt

The Series 1995-1, Series 1995-2 and Series 1997-1 Bonds are variable rate instruments and the fair value approximated book value at December 31, 1997 and 1996. The fair value of fixed rate subordinated debt outstanding on December 31, 1996 was estimated by using December 31, 1996 market rates on similar debt. For variable rate subordinated debt, the fair value approximated book value on December 31, 1996.

Securities Held for Investment and Securities Available for Sale

The carrying value of securities held for investment and securities available for sale approximates the fair value.

The book and fair values of financial instruments for which book and fair value differed on December 31 were (dollars in thousands):

                                     1997                        1996
                          ------------------------------------------------------
                              Book          Fair          Book          Fair
                              Value         Value         Value         Value
--------------------------------------------------------------------------------
Financial assets
  Loans, net of unearned
   income................ $ 16,612,818  $ 16,734,535  $ 14,704,375  $ 14,637,953
  Allowance for credit
   losses................      (41,412)            -       (42,396)            -
  Securities held for
   investment............      478,371       479,491             -             -

Financial liabilities
  Subordinated notes.....            -             -     1,072,733     1,071,953

For all other financial instruments, book value approximated fair value on December 31, 1997 and 1996.

                               INDEX TO EXHIBITS *


Exhibit No.                       Description

1 (a) Underwriting agreement dated March 1, 1997 among the registrant, NationsBanc Capital Markets, Inc., Bear, Stearns & Co. Inc., Lehman Brothers Inc. and UBS Securities LLC, incorporated by reference to Exhibit 1
                         (a) of the registrant's Quarterly Report on Form 10-Q dated May 13, 1997.

2 (a) Stock Purchase Agreement, dated as of November 1, 1996, by and between NationsBank, N.A. and NationsBank, N.A. (South), incorporated by reference to Exhibit 2 (a) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

2 (b) Contribution Agreement, dated as of November 1, 1996, by and between NationsBank, N.A. and Main Place Holdings Corporation (MP Holdings), incorporated by reference to Exhibit 2 (b) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

2 (c) Agreement of Merger, dated November 1, 1996, between MP Holdings, Main Place Funding Corporation (MPFC) and Main Place Real Estate Investment Trust (MPREIT), incorporated by reference to Exhibit 2 (c) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

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

3 (a) Declaration of Trust of the registrant, incorporated by reference to Exhibit 3 (a) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

3 (b) Bylaws of MPREIT, incorporated by reference to Exhibit 3 (b) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

4 (a) Indenture dated as of July 18, 1995 between MPFC and First Trust National Association, pursuant to which MPFC issued Mortgage-Backed Bonds, Series 1995-1, bearing interest at the one-month LIBOR rate plus 21 basis points, due 1998, incorporated by reference to
                         Exhibit 4.1 of MPFC's Current Report on Form 8-K dated July 18, 1995.

4 (b) Indenture dated as of October 31, 1995 between MPFC and First Trust National Association, pursuant to which MPFC issued Mortgage-Backed Bonds, Series 1995-2, bearing interest at the three-month LIBOR rate plus 17 basis points, due 2000, incorporated by reference to
                         Exhibit 4.1 of MPFC's Current Report on Form 8-K dated October 31, 1995.

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

4 (e) Indenture of Trust dated as of March 18, 1997 between the registrant and First Trust National Association, as trustee, incorporated by reference to Exhibit 4 (a) of the registrant's Quarterly Report on Form 10-Q dated May 13, 1997.

10 (a) Servicing Agreement dated as of July 18, 1995 between MPFC and NationsBanc Mortgage Corporation, incorporated by reference to Exhibit 10.1 of MPFC's Current Report on Form 8-K dated July 18, 1995.

10 (b) Servicing Agreement dated as of October 31, 1995 between MPFC and NationsBanc Mortgage Corporation, incorporated by reference to Exhibit 10.1 of MPFC's Current Report on Form 8-K dated October 31, 1995.

10 (c) Note Assignment and Assumption Agreement dated as of May 20, 1996 between NationsBank of Texas, N.A. and NationsBank, N.A. (South), incorporated by reference to Exhibit 10 (d) of MPFC's Quarterly Report on Form 10-Q dated August 14, 1996.

10 (d) Contribution Agreement dated as of June 4, 1996 between MPFC and NationsBank, N.A. (South), incorporated by reference to Exhibit 10 (e) of MPFC's Quarterly Report on Form 10-Q dated August 14, 1996.

10 (e) Contribution Agreement dated as of September 20, 1996 between MPFC and NationsBank, N.A. (South), incorporated by reference to Exhibit 10 (a) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (f) Mortgage Loan Contribution Agreement, dated October 30, 1996, by and between NationsBank of Texas, N.A. and MPREIT, incorporated by reference to Exhibit 10 (b) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (g) Mortgage Loan Assignment, dated as of November 1, 1996, among MPREIT, NationsBank of Texas, N.A. and NationsBanc Mortgage Corporation, incorporated by reference to Exhibit 10 (c) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (h) Mortgage Loan Contribution Agreement, dated October 30, 1996, by and between NationsBank, N.A. (South) and MPREIT, incorporated by reference to Exhibit 10 (d) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (i) Mortgage Loan Assignment, dated as of November 1, 1996, among MPREIT, NationsBank, N.A. (South) and NationsBanc Mortgage Corporation, incorporated by reference to
                         Exhibit 10 (e) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (j) Mortgage Loan Contribution Agreement, dated October 30, 1996, by and between NationsBank, N.A. and MPREIT, incorporated by reference to Exhibit 10 (f) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (k) Mortgage Loan Assignment, dated as of November 1, 1996, among MPREIT, NationsBank, N.A. and NationsBanc Mortgage Corporation, incorporated by reference to
                         Exhibit 10 (g) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (l) Servicing Agreement, dated November 1, 1996, between MPREIT and NationsBanc Mortgage Corporation, incorporated by reference to Exhibit 10 (l) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (m) Servicing Agreement, dated November 1, 1996, between MPREIT and NationsBank, N.A., incorporated by reference to Exhibit 10 (m) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (n) Contribution Agreement dated as of October 31, 1996 between MPFC and NationsBank, N.A. (South), incorporated by reference to Exhibit 10 (o) of the registrant's Quarterly Report on Form 10-Q dated November 14, 1996.

10 (o) Servicing Agreement dated as of March 18, 1997 between the registrant and NationsBanc Mortgage Corporation, incorporated by reference to Exhibit 10 (a) of the registrant's Quarterly Report on Form 10-Q dated
                         May 13, 1997.

10 (p) Contribution agreement dated as of August 18, 1997 between MPREIT and Main Place Holdings Corporation.

10 (q) Contribution agreement dated as of September 10, 1997 between MPREIT and Main Place Holdings Corporation.

10 (r) Contribution agreement dated as of September 29, 1997 between MPREIT and Main Place Holdings Corporation.

10 (s) Contribution agreement dated as of October 21, 1997 between MPREIT and Main Place Holdings Corporation.

10 (t) Contribution agreement dated as of October 23, 1997 between MPREIT and Main Place Holdings Corporation.

10 (u) Contribution agreement dated as of October 29, 1997 between MPREIT and Main Place Holdings Corporation.

10 (v) Contribution agreement dated as of October 30, 1997 between MPREIT and Main Place Holdings Corporation.

10 (w) Contribution agreement dated as of October 31, 1997 between MPREIT and Main Place Holdings Corporation.

10 (x) Contribution agreement dated as of November 24, 1997 between MPREIT and Main Place Holdings Corporation.

10 (y) Contribution agreement dated as of November 25, 1997 between MPREIT and Main Place Holdings Corporation.

10 (z) Contribution agreement dated as of November 28, 1997 between MPREIT and Main Place Holdings Corporation.

10 (aa) Contribution agreement dated as of December 1, 1997 between MPREIT and Main Place Holdings Corporation.

10 (bb) Contribution agreement dated as of December 24, 1997 between MPREIT and Main Place Holdings Corporation.


12                       Ratio of Earnings to Fixed Charges.

23                       Consent of Price Waterhouse LLP.

27                       Financial Data Schedule.

                    * The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.