Form 10-K/A
period 1997-12-31
MAIN PLACE REAL ESTATE INVESTMENT TRUST /MD/
filed 1998-04-30
CIK 927627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-K/A
     (Mark one)
          [ x ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1997

                                       or

          [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
               For the transition period from __________ to __________

                         Commission File Number 33-82040

                     MAIN PLACE REAL ESTATE INVESTMENT TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Maryland                                 56-1996001
-------------------------------            ----------------------
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

Documents incorporated by reference:    NONE


                       INFORMATION INCLUDED IN THE REPORT

     The Annual Report on Form 10-K dated December 31, 1997, and filed with the Securities and Exchange Commission on March 31, 1998, is amended to amend and restate the text of Item 8 and Item 14 in their entirety and to file
Schedule IV - Mortgage Loans on Real Estate as follows:

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedule required by this Item are listed in the Index to Financial Statements and Supplementary Data on page 5.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     a. The financial statements and financial statement schedule listed in the Index to Financial Statements and Supplementary Data are filed as part of this report.
     b. No reports on Form 8-K were filed during the quarter ended December 31, 1997.
     c. The exhibits filed as part of this report are listed in the Index to Exhibits.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Main Place Real Estate Investment Trust
                               ---------------------------------------
Date: April 30, 1998               /s/  Karin Hirtler-Garvey
                                   -----------------------------
                                   Karin Hirtler-Garvey
                                   Senior Vice President/
                                   Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                          Date

/s/ John E. Mack           President, Treasurer and       April 30, 1998
----------------           Trustee
John E.  Mack              (Principal Executive and
                           Financial Officer)

/s/ Karin Hirtler-Garvey   Senior Vice President/         April 30, 1998
------------------------   Principal Accounting Officer
Karin Hirtler-Garvey       (Principal Accounting Officer)

                           Vice President and Trustee     April 30, 1998
-------------------
James H. Luther

/s/ G. Patrick Phillips    Trustee                        April 30, 1998
-----------------------
G. Patrick Phillips



                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Trustees
Main Place Real Estate Investment Trust

Our audits of the financial statements referred to in our report dated March 30, 1998 also included an audit of the Financial Statement Schedule listed in
Item 14(a) of this Form 10-K/A. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


/s/  PRICE WATERHOUSE LLP
Charlotte, North Carolina
March 30, 1998



                     MAIN PLACE REAL ESTATE INVESTMENT TRUST
                        INDEX TO FINANCIAL STATEMENTS AND
                                SUPPLEMENTARY DATA


Report of Independent Accountants*

Financial Statements:
     Balance Sheet on December 31, 1997 and 1996*
     Statement of Income for the Years Ended December 31, 1997, 1996 and 1995* Statement of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995*
     Statement of Changes in Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995*
     Notes to Financial Statements*

Financial Statement Schedules:
   Report of Independent Accountants on Financial Statement Schedule As of and for each of the three years ended December 31, 1997 --
     IV - Mortgage Loans on Real Estate

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


* - Previously filed.



Main Place Real Estate Investment Trust
Schedule IV - Mortgage Loans on Real Estate
December 31, 1997 (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------
														                                                                              Principal Amount
								                                     Final 				                     Carrying		      of Loans Subject
                        						Interest		    Maturity		     Periodic 		      Amount of		      to Delinquent
       Description						        Rate		        Date		     Payment Terms		  Mortgage Loans 		Principal Interest
-------------------------------------------------------------------------------------------------------------
Conventional
   $0 to $50.............. 6.00% to 10.00%		 Varies 		 Interest and 		     $    750,209         $  2,812
                                           										   principal monthly
   $50 to $100............	6.00% to 10.00%	 	Varies 		 Interest and 		        1,526,597            5,265
                                           										   principal monthly
   $150 to $200...........	6.00% to 10.00%		 Varies 		 Interest and 		        1,455,410            2,785
                                           										   principal monthly
   $150 to $200...........	6.00% to 10.00%	 	Varies 		 Interest and 		        1,251,751            1,306
                                          										    principal monthly
   Greater than $200......	6.00% to 10.00%		 Varies 		 Interest and 		        1,217,970            9,657
                                            										  principal monthly

Government
   $0 to $50..............	6.51% to 10.00%		 Varies 		 Interest and 		           10,230              368
                                           										   principal monthly
   $50 to $100............	6.00% to 10.00%		 Varies 		 Interest and 		          131,705            2,786
                                           										   principal monthly
   $100 to $150...........	6.51% to 9.50%		  Varies 		 Interest and 		           84,284            1,753
                                           										   principal monthly
   $150 to $200...........	6.00% to 10.00%		 Varies 		 Interest and 		           18,927              687
                                           										   principal monthly
   Greater than $200......	6.00% to 10.00%		 Varies 		 Interest and 		            1,936                -
                                           										   principal monthly

Jumbo Loans...............	6.00% to 10.00%		 Varies 		 Interest and 		        8,978,563           10,837
                                           										   principal monthly

Loans serviced by others..	6.34% to 10.44%		 Varies 		 Interest and 		        1,185,236           23,035
                                           										   principal monthly
-------------------------------------------------------------------------------------------------------------
Total....................................................................  $ 16,612,818         $ 61,291
=============================================================================================================


The loans in the table above are secured by primarily single-family dwellings with initial maturities ranging from 15 to 30 years. A summary of activity of loans, net of unearned income, for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                	         1997        		 1996	     	    1995
                                      ------------   ------------   -----------
Balance at beginning of period	       $ 14,704,375   $  4,523,744   $ 1,536,389

Additions during the period
   New mortgage loans	                   4,822,224   		         -   		        -
   Loans contributed from affiliate         16,019     12,246,808     3,389,912
   Other	                                        -            468 		          -
                                      ------------   ------------   -----------
	                                        4,838,243     12,247,276     3,389,912

Deductions during the period
  Collections of principal	              2,389,677      1,259,402       399,908
  Foreclosures	                                  -   		         -   		        -
  Loans distributed to parent	                   -   	     52,030             -
  Cost of mortgages sold	                        -   		         -   		        -
  Loans securitized	                       537,924        755,213             -
  Amortization of premium	                       -   		         -   		        -
  Other	                                     2,199              -   		    2,649
                                      ------------   ------------   -----------
	                                        2,929,800      2,066,645       402,557

Balance at close of period	           $ 16,612,818   $ 14,704,375   $ 4,523,744
		                                    ============   ============   ===========