Form 10-Q
period 1998-03-31
MAIN PLACE REAL ESTATE INVESTMENT TRUST /MD/
filed 1998-05-15
CIK 927627

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q
(Mark one)

     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1998

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No___

On May 15, 1998, there were 100,000 shares of the registrant's Class A Trust Shares outstanding and 110 shares of the registrant's Class B Trust Shares outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


Main Place Real Estate Investment Trust
March 31, 1998 Form 10-Q


Index

Part I.   Financial Information

Item 1.   Financial Statements

          Statement of Income for the Three Months Ended
          March 31, 1998 and 1997

          Balance Sheet on March 31, 1998 and December 31, 1997

          Statement of Cash Flows for the Three Months Ended
          March 31, 1998 and 1997

          Statement of Changes in Shareholders' Equity for the Three Months Ended March 31, 1998 and 1997

          Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signature

Index to Exhibits


Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Main Place Real Estate Investment Trust
Statement of Income
(Dollars in Thousands)
                                                            Three Months
                                                           Ended March 31
                                                       -----------------------
                                                          1998        1997
------------------------------------------------------------------------------
Income
   Interest and fees on loans...................... $    312,799  $    268,488
   Interest on securities..........................      384,267        13,985
   Interest on time deposits placed................      246,354         9,759
   Gains on sales of available for sale
    securities.....................................        1,274            50
                                                    ---------------------------
      Total income.................................      944,694       292,282
                                                    ---------------------------
Expenses
   Interest on securities sold under
     agreements to repurchase......................      301,157         9,584
   Interest on long-term debt......................       59,991        59,914
   Provision for credit losses.....................        7,400             -
   Other operating expenses........................       10,422         8,166
                                                    ---------------------------
      Total expenses...............................      378,970        77,664
                                                    ---------------------------
Net income......................................... $    565,724  $    214,618
                                                    ===========================

See accompanying notes to financial statements.

Main Place Real Estate Investment Trust
Balance Sheet
(Dollars in Thousands)
                                                      March 31     December 31
                                                        1998          1997
-------------------------------------------------------------------------------
Assets
   Cash and cash equivalents....................... $  1,721,151  $  1,709,804
   Time deposits placed with affiliates............   18,100,000    17,950,000
   Securities:
     Held for investment, at cost
      (market value - $391,012 and $479,491).......      389,610       478,371
     Available for sale............................   21,857,136    22,022,424
                                                    ---------------------------
       Total securities............................   22,246,746    22,500,795
                                                    ---------------------------
   Amount due from Trustee.........................      385,509       233,273

   Loans, net of unearned income...................   16,601,518    16,612,818
   Allowance for credit losses.....................      (48,250)      (41,412)
                                                    ---------------------------
     Loans, net of unearned income and allowance
      for credit losses............................   16,553,268    16,571,406
                                                    ---------------------------

   Interest receivable.............................      275,828       233,202
   Accounts receivable from affiliates.............      286,047       396,965
   Other assets....................................       11,173        76,810
                                                    ---------------------------
                                                    $ 59,579,722  $ 59,672,255
                                                    ===========================

Liabilities
   Accrued expenses................................ $     58,090  $     95,131
   Accrued expenses due to affiliate...............            -         9,610
   Securities sold under agreements to
    repurchase from affiliates.....................   21,432,571    22,134,599
   Long-term debt..................................    3,999,796     3,999,745
                                                    ---------------------------
                                                      25,490,457    26,239,085
                                                    ---------------------------

Shareholders' Equity
   Class A Trust Shares, $1 par value
    -authorized: 200,000 shares;
     issued: 100,000 shares........................          100           100
   Class B Trust Shares, $10,000 par value
    -authorized: 200 shares;
     issued: 110 shares............................        1,100         1,100
   Additional paid-in capital......................   33,158,748    33,083,566
   Retained earnings...............................      656,886        91,162
   Other...........................................      272,431       257,242
                                                    ---------------------------
       Total shareholders' equity..................   34,089,265    33,433,170
                                                    ---------------------------
                                                    $ 59,579,722  $ 59,672,255
                                                    ===========================

See accompanying notes to financial statements.

Main Place Real Estate Investment Trust
Statement of Cash Flows
(Dollars in Thousands)
                                                           Three Months
                                                          Ended March 31
                                                    ---------------------------
                                                        1998          1997
-------------------------------------------------------------------------------
Operating Activities
   Net income...................................... $    565,724  $    214,618
   Reconciliation of net income to net cash provided
    by operating activities
     Provision for credit losses...................        7,400             -
     Net increase in amount due from Trustee.......     (152,236)      (57,101)
     Net (increase) decrease in interest
      receivable ..................................      (42,626)       11,340
     Net decrease in accounts receivable from
      affiliates...................................      110,918        48,786
     Net (decrease) increase in accrued
      expenses.....................................      (37,041)          309
     Net decrease in accrued expenses due to
      affiliate....................................       (9,610)            -
     Gains on sales of securities..................       (1,274)          (50)
     Other operating activities....................       67,348          (462)
                                                    ---------------------------
       Net cash provided by operating activities...      508,603       217,440
                                                    ---------------------------

Investing Activities
   Proceeds from maturities of securities held for
    investment.....................................       88,610             -
   Proceeds from sales and maturities of securities
    available for sale.............................      981,686       105,272
   Purchases of securities available for sale......     (168,704)            -
   Net increase in time deposits placed............     (150,000)   (1,808,161)
   Purchases of loans..............................   (2,138,895)            -
   Collections of loans outstanding................    1,592,075       568,120
                                                    ---------------------------
       Net cash provided by (used in) investing
        activities.................................      204,772    (1,134,769)
                                                    ---------------------------

Financing Activities
   Net (decrease) increase in securities sold under
    agreements to repurchase from affiliates.......     (702,028)      738,403
   Issuance of long-term debt......................            -     1,000,000
   Repayment of subordinated debt..................            -    (1,072,733)
                                                    ---------------------------
       Net cash (used in) provided by financing
        activities.................................     (702,028)      665,670
                                                    ---------------------------

Net increase (decrease) in cash and
 cash equivalents..................................       11,347      (251,659)
Cash and cash equivalents at beginning of period...    1,709,804       253,578
                                                    ---------------------------
Cash and cash equivalents at end of period......... $  1,721,151  $      1,919
                                                    ===========================

Supplemental disclosure of noncash transactions
   Securities available for sale contributed
    from affiliate................................. $     75,182  $          -
   Loans securitized and retained in the securities
    portfolio......................................      550,963             -

See accompanying notes to financial statements.

Main Place Real Estate Investment Trust
Statement of Changes in Shareholders' Equity
(Dollars in Thousands)
                                                                                 Accumulated
                               Class A   Class B   Additional                       Other                     Total
                                Trust     Trust      Paid-In    Comprehensive   Comprehensive   Retained   Shareholders'
                                Shares    Shares     Capital        Income          Income      Earnings      Equity
-----------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1996.. $  100    $ 1,100  $ 12,044,801                  $     8,530     $ 13,315   $ 12,067,846
   Net income.................                                   $  214,618                      214,618        214,618
   Net change in unrealized
    gains (losses) on securities
    available for sale........                                        3,712           3,712                       3,712
                                                                ------------
   Comprehensive income.......                                   $  218,330
                                                                ============
                              ---------------------------------                ----------------------------------------
Balance on March 31, 1997..... $  100    $ 1,100  $ 12,044,801                  $    12,242     $227,933   $ 12,286,176
                              =================================                ========================================

Balance on December 31, 1997.. $  100    $ 1,100  $ 33,083,566                  $   257,242     $ 91,162   $ 33,433,170
   Net income.................                                   $  565,724                      565,724        565,724
   Net assets contributed by
    NationsBank, N.A..........                          75,182                                                   75,182
   Net change in unrealized
    gains (losses) on securities
    available for sale........                                       15,189          15,189                      15,189
                                                                ------------
   Comprehensive income.......                                   $  580,913
                                                                ============
                              ---------------------------------                ----------------------------------------
Balance on March 31, 1998..... $  100    $ 1,100  $ 33,158,748                  $   272,431     $656,886   $ 34,089,265
                              =================================                ========================================

See accompanying notes to financial statements.

Main Place Real Estate Investment Trust
Notes to Financial Statements

Note 1 - Accounting Policies

Main Place Real Estate Investment Trust (MPREIT) is an indirect subsidiary of NationsBank, N.A., which is a wholly owned indirect subsidiary of NationsBank Corporation (the Corporation). MPREIT was established on October 29, 1996 as a Maryland real estate investment trust to consolidate the acquisition, holding and management of certain closed-end residential mortgage loans owned by certain affiliates of the Corporation. Main Place Funding Corporation (MPFC) merged with and into MPREIT on November 1, 1996, and, as the surviving entity, MPREIT issues and sells mortgage-backed bonds and acquires, owns, holds and pledges the related mortgage notes and other assets serving as collateral in connection therewith. In connection with the merger of MPFC with and into MPREIT, MPFC's obligation under the Series 1995-1 and Series 1995-2 mortgage-backed bonds was assumed by MPREIT. The merger between MPREIT and MPFC was accounted for in a manner similar to a pooling of interests and, accordingly, the accompanying financial statements include the results of operations and financial condition of MPFC since the beginning of the earliest period presented.

The information contained in the financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period classifications. Accounting policies followed in the presentation of interim financial results
are presented on pages 11 through 13 of the Annual Report on Form   10-K for the
year ended December 31, 1997, as updated by the following.

During the first quarter of 1998, MPREIT adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This standard requires additional disclosures and, accordingly, did not have an impact on MPREIT's results of operations or financial condition.

Note 2 - Loans

The following table presents the composition of loans (dollars in thousands):

                                           March 31     December 31
                                             1998          1997
-------------------------------------------------------------------
Residential mortgage.................... $ 16,546,959  $ 16,551,952
Other consumer loans....................       34,311        39,281
Commercial real estate..................       20,248        21,585
                                         ------------  ------------
  Total loans, net of unearned income... $ 16,601,518  $ 16,612,818
                                         ============  ============

Mortgage loans collateralizing mortgage-backed bonds were comprised of the following (dollars in thousands):

                                            March 31    December 31
                                              1998          1997
-------------------------------------------------------------------
Fixed-rate.............................. $  1,691,260  $  1,331,860
Adjustable-rate.........................    4,057,801     4,604,436
                                         ------------  ------------
  Total mortgage loans.................. $  5,749,061  $  5,936,296
                                         ============  ============

Transactions in the allowance for credit losses were as follows (dollars in thousands):

                                                           Three Months
                                                          Ended March 31
                                                      ----------------------
                                                        1998          1997
                                                      ----------------------
Balance on January 1...............................   $ 41,412      $ 42,396
Loans charged off..................................       (562)            -
Recoveries of loans previously charged off.........          -             2
Provision for credit losses........................      7,400             -
                                                      ----------------------
Balance on March 31................................   $ 48,250      $ 42,398
                                                      ======================

MPREIT had $79.0 million of nonperforming loans on March 31, 1998 compared to $66.8 million on December 31, 1997. Foreclosed properties on March 31,
1998 totaled $5.1 million compared to $1.2 million on December 31, 1997.

During the first quarter of 1998, $551.0 million of residential mortgage loans were securitized and retained as mortgage-backed securities in the available for sale securities portfolio.

Note 3 - Affiliate Transactions

On May 6, 1998, NationsBank of Texas, N.A. (NationsBank Texas) merged into NationsBank, N.A. Therefore, any affiliate transactions with NationsBank Texas are referred to as transactions with NationsBank, N.A.

MPREIT maintains its cash and cash equivalent accounts with NationsBank, N.A.
At March 31, 1998, MPREIT had $286.0 million of accounts receivable from affiliates of the Corporation. These receivables are related to mortgage payments and securities principal and interest payments in process and generally clear within 30 days.

As of March 31, 1998, MPREIT had $18.1 billion of time deposits placed with NationsBank, N.A. Interest income on time deposits for the three months ended March 31, 1998 was $246.4 million.

On March 31, 1998, MPREIT had a total of $21.4 billion outstanding in securities sold under agreements to repurchase from NationsBank, N.A. and NationsBanc Montgomery Securities LLC, a wholly-owned indirect subsidiary of the Corporation. Interest expense on these securities for the three months ended March 31, 1998 was $301.2 million.

MPREIT has entered into agreements with NationsBanc Mortgage Corporation (NationsBanc Mortgage), a wholly-owned indirect subsidiary of the Corporation, and NationsBank N.A. for the servicing and administration of its mortgage portfolio. Servicing fees paid to NationsBanc Mortgage approximated $9.9 million and $8.1 million for the three months ended March 31, 1998 and 1997, respectively, and are included in "Other operating expenses" on the accompanying statement of income.

On a monthly basis, MPREIT purchases certain mortgage loans originated by NationsBanc Mortgage. During the first quarter of 1998, MPREIT purchased $1.0 billion of loans from NationsBanc Mortgage. In addition, MPREIT purchased $695 million of loans from NationsBank, N.A. and $425 million of loans in the secondary market through NationsBanc Mortgage.

During the first quarter of 1998, NationsBank, N.A. contributed $75.2 million in available for sale securities to MPREIT.

Additionally, a subsidiary of NationsBank, N.A., NationsBanc Services, Inc.
(NBSI), provides data processing and other support services to MPREIT and certain other subsidiaries of the Corporation. These services include completing substantially all of MPREIT's Year 2000 software conversion projects by the end of 1998. The related costs, which are expensed when billed, are included in other operating expenses. NBSI is reimbursed through affiliate allocations to the other subsidiaries.

Note 4 - Long-Term Debt

The following table displays the primary terms of MPREIT's Series 1995-1, 1995-2 and 1997-1 Mortgage-Backed Bonds as of March 31, 1998 (dollars in thousands):

                                        Series      Series       Series
                                        1995-1      1995-2       1997-1
                                       (Issued     (Issued      (Issued
                                      July 1995) October 1995) March 1997)
                                     -------------------------------------
Amount issued......................  $ 1,500,000  $ 1,500,000  $ 1,000,000
Reference rate.....................  1-mo. LIBOR  3-mo. LIBOR  3-mo. LIBOR
                                         +21 bps      +17 bps       +5 bps
Period-end interest rate...........       5.898%       5.791%       5.738%
Maturity...........................         1998         2000         2000
Mortgage loans collateralizing
 mortgage-backed bonds:
  Collateral - book value..........  $ 2,123,851  $ 2,119,052  $ 1,506,157
  Collateral - discounted value....    1,709,322    1,729,811    1,307,230
  Collateral - approximate amount
    exceeding minimum indenture
    requirements...................      164,000      147,000      252,000

Interest expense on the Series 1995-1, 1995-2 and 1997-1 Bonds for the three months ended March 31, 1998 was $60.0 million compared to $45.9 million for the same period in 1997. Interest expense on subordinated notes repaid on March 18, 1997 was $14.0 million for the three months ended March 31, 1997.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Net income for the three months ended March 31, 1998 was $565.7 million compared to $214.6 million in the comparable 1997 period. The change in net income reflects the impact of several factors including the levels of securities investments and short-term borrowings, the levels and average interest yields on time deposits placed with affiliates of the Corporation, the levels and average interest yields on the mortgage loan portfolio and the volatility of interest rates.

Interest income increased $651.2 million for the three months ended March 31, 1998 compared to the same period in 1997 due primarily to increases in average securities and, to a lesser extent, increases in average time deposits placed and average loans outstanding. During the first quarter of 1998, MPREIT sold available for sale securities, resulting in gains of $1.3 million. Interest expense increased $291.7 million for the three months ended March 31, 1998 over interest expense for the same period in 1997 due primarily to interest expense associated with higher average securities sold under agreements to repurchase.

The provision for credit losses was $7.4 million for the three months ended March 31, 1998 compared to no provision expense for the same period in 1997, due to the seasoning of the loan portfolio and management's assessment of the adequacy of the allowance for credit losses.

Other operating expenses increased $2.3 million during the three months ended March 31, 1998 compared to the same period in 1997, due mainly to higher mortgage servicing costs associated with the increase in average loans outstanding.

The average yields on mortgage loans for the three months ended March 31, 1998 and 1997 were 7.51 percent and 7.43 percent, respectively. Changes in the average yields were primarily related to the mix between fixed- and adjustable-rate loans, the repricing terms of adjustable rate loans, the impact of the general level of interest rates, the levels of prepayments on mortgage loans and scheduled amortization of the portfolio as a whole.

The weighted average interest rates on mortgage-backed bonds outstanding for the three months ended March 31, 1998 and 1997 were 6.00 percent and 5.81 percent, respectively.

MPREIT had $79.0 million of nonperforming loans on March 31, 1998 compared to $66.8 million on December 31, 1997. The increase was due primarily to the seasoning of the loan portfolio. Furthermore, future economic conditions, levels of loans purchased and contributed and continued seasoning of the loan portfolio may result in higher levels of nonperforming loans.

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits:

                10 Contribution Agreement dated as of January 1, 1998 between Main Place Real Estate Investment Trust and Main Place Holdings Corporation.

                12   Ratio of Earnings to Fixed Charges.

                27   Financial Data Schedule.

          (b)   Reports on Form 8-K:

                None.



                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Main  Place Real Estate Investment Trust
                                   ----------------------------------------
Date:  May 15, 1998                /s/  Karin Hirtler-Garvey
                                   ----------------------------------------
                                        Karin Hirtler-Garvey
                                        Senior Vice President/Principal
                                             Accounting Officer
                                        (Principal Accounting and Duly
                                             Authorized Officer)


                     Main Place Real Estate Investment Trust
                                    Form 10-Q
                                Index to Exhibits



Exhibit     Description

10 Contribution Agreement dated as of January 1, 1998 between Main Place Real Estate Investment Trust and Main Place Holdings Corporation.

12          Ratio of Earnings to Fixed Charges.

27          Financial Data Schedule.