Form 10-Q
period 1998-06-30
MAIN PLACE REAL ESTATE INVESTMENT TRUST /MD/
filed 1998-08-14
CIK 927627

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q
(Mark one)

     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1998

                                       or

     [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______

                         Commission File Number 33-82040

                     MAIN PLACE REAL ESTATE INVESTMENT TRUST
             -----------------------------------------------------
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

On August 14, 1998, there were 100,000 shares of the registrant's Class A Trust Shares outstanding and 110 shares of the registrant's Class B Trust Shares outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


Main Place Real Estate Investment Trust
June 30, 1998 Form 10-Q


Index

Part I.   Financial Information

Item 1.   Financial Statements

          Statement of Income for the Three Months and Six Months Ended June 30, 1998 and 1997

          Balance Sheet on June 30, 1998 and December 31, 1997

          Statement of Cash Flows for the Six Months Ended
          June 30, 1998 and 1997

          Statement of Changes in Shareholders' Equity for the Six Months Ended June 30, 1998 and 1997

          Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Part II.  Other Information

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signature

Index to Exhibits

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Main Place Real Estate Investment Trust
Statement of Income
(Dollars in Thousands)
                                        Three Months             Six Months
                                        Ended June 30           Ended June 30
                                       --------------------------------------
                                       1998       1997        1998        1997
-------------------------------------------------------------------------------
Income
 Interest and fees on loans......  $ 287,064  $ 264,658  $   599,863  $ 533,146
 Interest on securities..........    379,979     11,517      764,246     25,502
 Interest on time deposits
  placed.........................    191,653     25,464      438,007     35,223
 Gains on sales of available
  for sale securities............     14,483     15,940       15,757     15,990
                                   --------------------------------------------
   Total income..................    873,179    317,579    1,817,873    609,861
                                   --------------------------------------------

Expenses
 Interest on securities sold
  under agreements to repurchase.    222,921      9,368      524,078     18,952
 Interest on long-term debt......     59,931     59,755      119,922    119,669
 Provision for credit losses.....          -          -        7,400          -
 Other operating expenses........     11,263      7,899       21,685     16,065
                                   --------------------------------------------
   Total expense.................    294,115     77,022      673,085    154,686
                                   --------------------------------------------
Net income.......................  $ 579,064  $ 240,557  $ 1,144,788  $ 455,175
                                   ============================================

See accompanying notes to financial statements.

Main Place Real Estate Investment Trust
Balance Sheet
(Dollars in Thousands)
                                                   June 30         December 31
                                                     1998             1997
------------------------------------------------------------------------------
Assets
 Cash and cash equivalents.....................  $  1,195,909     $  1,709,804
 Time deposits placed with affiliates..........    14,550,000       17,950,000
 Securities:
  Held for investment, at cost
   (market value - $310,531 and $479,491)......       309,348          478,371
  Available for sale...........................    21,643,847       22,022,424
                                                 ------------------------------
   Total securities............................    21,953,195       22,500,795
                                                 ------------------------------
 Amount due from Trustee.......................       257,366          233,273

 Loans, net of unearned income.................    14,974,450       16,612,818
 Allowance for credit losses...................       (47,515)         (41,412)
                                                 ------------------------------
  Loans, net of unearned income and
   allowance for credit losses.................    14,926,935       16,571,406
                                                 ------------------------------

 Interest receivable...........................       216,421          233,202
 Accounts receivable from affiliates...........       216,042          396,965
 Other assets..................................        11,373           76,810
                                                 ------------------------------
                                                 $ 53,327,241     $ 59,672,255
                                                 ==============================

Liabilities
 Accrued expenses..............................  $     21,479     $     95,131
 Accrued expenses due to affiliate.............             -            9,610
 Securities sold under agreements to
  repurchase from affiliates...................    14,528,363       22,134,599
 Long-term debt................................     3,999,846        3,999,745
                                                 ------------------------------
                                                   18,549,688       26,239,085
                                                 ------------------------------

Shareholders' Equity
 Class A Trust Shares, $1 par value-
  authorized: 200,000 shares; issued and
   outstanding: 100,000 shares..................          100              100
 Class B Trust Shares, $10,000 par value-
  authorized: 200 shares; issued and
   outstanding: 110 shares......................        1,100            1,100
 Additional paid-in capital.....................   33,158,748       33,083,566
 Retained earnings..............................    1,235,950           91,162
 Accumulated other comprehensive income.........      381,655          257,242
                                                 ------------------------------
  Total shareholders' equity....................   34,777,553       33,433,170
                                                 ------------------------------
                                                 $ 53,327,241     $ 59,672,255
                                                 ==============================

See accompanying notes to financial statements.

Main Place Real Estate Investment Trust
Statement of Cash Flows
(Dollars in Thousands)
                                                            Six Months
                                                           Ended June 30
                                                   ----------------------------
                                                        1998            1997
-------------------------------------------------------------------------------
Operating Activities
 Net income......................................  $  1,144,788    $   455,175
 Reconciliation of net income to net cash provided
  by operating activities
   Provision for credit losses...................         7,400              -
   Net increase in amount due from Trustee.......       (24,093)       (25,186)
   Net decrease in interest receivable...........        16,781         15,967
   Net decrease in accounts receivable from
    affiliates...................................       180,923         35,998
   Net (decrease) increase in accrued
    expenses.....................................       (73,652)        24,625
   Net decrease in accrued expenses due to
    affiliate....................................        (9,610)             -
   Gains on sales of securities..................       (15,757)       (15,990)
   Other operating activities....................        87,555        (14,237)
                                                   ----------------------------
     Net cash provided by operating activities...     1,314,335        476,352
                                                   ----------------------------

Investing Activities
 Proceeds from maturities of securities held for
  investment.....................................       168,872              -
 Proceeds from sales and maturities of securities
  available for sale.............................     2,271,218        843,666
 Purchases of securities available for sale......      (168,485)             -
 Net decrease (increase) in time deposits placed.     3,400,000     (2,588,161)
 Purchases of loans..............................    (2,942,902)             -
 Collections of loans outstanding................     3,049,303      1,137,597
                                                   ----------------------------
     Net cash provided by (used in) investing
      activities.................................     5,778,006       (606,898)
                                                   ----------------------------

Financing Activities
 Increase in securities sold under agreements
  to repurchase from affiliates..................             -        738,403
 Decrease in securities sold under agreements
  to repurchase from affiliates..................    (7,606,236)      (738,403)
 Issuance of long-term debt......................             -      1,000,000
 Repayment of subordinated debt..................             -     (1,072,733)
                                                   ----------------------------
     Net cash (used in) provided by financing
      activities.................................    (7,606,236)       (72,733)
                                                   ----------------------------

Net decrease in cash and cash equivalents........      (513,895)      (203,279)
Cash and cash equivalents at beginning of period.     1,709,804        253,578
                                                   ----------------------------
Cash and cash equivalents at end of period.......  $  1,195,909    $    50,299
                                                   ============================

Supplemental disclosure of noncash transactions
 Securities available for sale contributed
  from affiliate.................................  $     75,182    $         -
 Loans securitized and retained in the securities
  portfolio......................................     1,520,041              -

See accompanying notes to financial statements.

Main Place Real Estate Investment Trust
Statement of Changes in Shareholders' Equity
(Dollars in Thousands)

                                                                               Accumulated
                                Class A   Class B   Additional                    Other          Total
                                 Trust     Trust     Paid-In      Retained    Comprehensive   Shareholders'   Comprehensive
                                 Shares    Shares    Capital      Earnings        Income         Equity           Income
----------------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1996..  $ 100     $ 1,100  $ 12,044,801  $    13,315  $    8,530      $ 12,067,846
 Net income...................                                       455,175                       455,175      $   455,175
 Net change in unrealized
  gains (losses) on securities
  available for sale..........                                                    (8,530)           (8,530)          (8,530)
                                                                                                                ------------
 Comprehensive income.........                                                                                  $   446,645
                                ---------------------------------------------------------------------------     ============
Balance on June 30, 1997......  $ 100     $ 1,100  $ 12,044,801  $   468,490  $        -      $ 12,514,491
                                ===========================================================================

Balance on December 31, 1997..  $ 100     $ 1,100  $ 33,083,566  $    91,162  $  257,242      $ 33,433,170
 Net income...................                                     1,144,788                     1,144,788      $ 1,144,788
 Net assets contributed by
  NationsBank, N.A............                           75,182                                     75,182
 Net change in unrealized
  gains (losses) on securities
  available for sale..........                                                   124,413           124,413          124,413
                                                                                                                ------------
 Comprehensive income.........                                                                                  $ 1,269,201
                                ---------------------------------------------------------------------------     ============
Balance on June 30, 1998......  $ 100     $ 1,100  $ 33,158,748  $ 1,235,950  $  381,655      $ 34,777,553
                                ===========================================================================

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

The information contained in the financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period classifications. Accounting policies followed in the presentation of interim financial results
are presented on pages 11 through 13 of the Annual Report on Form   10-K for the
year ended December 31, 1997, as updated by Note 1 of MPREIT's quarterly report on Form 10-Q for March 31, 1998 and the following.

Income Taxes

MPREIT was taxed as a real estate investment trust from November 1, 1996 until May 19, 1998. MPREIT has elected to be taxed as a partnership subsequent to May 19, 1998. Accordingly, no current or deferred tax expense was provided after November 1, 1996.

Note 2 - Loans

The following table presents the composition of loans (dollars in thousands):

                                            June 30     December 31
                                             1998          1997
-------------------------------------------------------------------
Residential mortgage.................... $ 14,925,090  $ 16,551,952
Other consumer..........................       29,615        39,281
Commercial real estate..................       19,745        21,585
                                         ------------  ------------
  Total loans, net of unearned income... $ 14,974,450  $ 16,612,818
                                         ============  ============


Mortgage loans collateralizing mortgage-backed bonds were comprised of the following (dollars in thousands):

                                            June 30    December 31
                                              1998          1997
-------------------------------------------------------------------
Fixed-rate.............................. $  1,558,236  $  1,331,860
Adjustable-rate.........................    3,491,710     4,604,436
                                         ------------  ------------
  Total mortgage loans.................. $  5,049,946  $  5,936,296
                                         ============  ============


Transactions in the allowance for credit losses were as follows (dollars in thousands):

                                                            Six Months
                                                          Ended June 30
                                                      ----------------------
                                                        1998          1997
                                                      ----------------------
Balance on January 1...............................   $ 41,412      $ 42,396
Loans charged off..................................     (1,297)            -
Recoveries of loans previously charged off.........          -             2
Provision for credit losses........................      7,400             -
                                                      ----------------------
Balance on June 30.................................   $ 47,515      $ 42,398
                                                      ======================


MPREIT had $87.7 million of nonperforming loans on June 30, 1998 compared to $66.8 million on December 31, 1997. Foreclosed properties on June 30, 1998 totaled $6.2 million compared to $1.2 million on December 31, 1997.

During the first six months of 1998, $1.5 billion of residential mortgage loans were securitized and retained as mortgage-backed securities in the available for sale securities portfolio.

Note 3 - Affiliate Transactions

MPREIT maintains its cash and cash equivalent accounts with NationsBank, N.A.
At June 30, 1998, MPREIT had $216.0 million of accounts receivable from affiliates of the Corporation. These receivables are related to mortgage payments and securities principal and interest payments in process and generally clear within 30 days.

As of June 30, 1998, MPREIT had $14.6 billion of time deposits placed with NationsBank, N.A. Interest income on time deposits for the three months and six months ended June 30, 1998 was $191.7 million and $438.0 million, respectively.

On June 30, 1998, MPREIT had a total of $14.5 billion outstanding in securities sold under agreements to repurchase from NationsBank, N.A. and NationsBanc Montgomery Securities LLC, a wholly-owned indirect subsidiary of the Corporation. Interest expense on these securities for the three months and six months ended June 30, 1998 was $222.9 million and $524.1 million, respectively.

MPREIT has entered into agreements with NationsBanc Mortgage Corporation (NationsBanc Mortgage), a wholly-owned indirect subsidiary of the Corporation, and NationsBank, N.A. for the servicing and administration of its mortgage portfolio. Servicing fees paid to NationsBanc Mortgage approximated $9.1 million and $19.0 million for the three months and six months ended June 30, 1998, respectively, compared to $7.4 million and $15.5 million for the same periods in 1997, and are included in "Other operating expenses" on the accompanying statement of income.

On a monthly basis, MPREIT purchases certain mortgage loans originated by NationsBanc Mortgage. During the first six months of 1998, MPREIT purchased $1.7 billion of loans from NationsBanc Mortgage. In addition, during the first six months of 1998, MPREIT purchased $790 million of loans from NationsBank, N.A. and $425 million of loans in the secondary market through NationsBanc Mortgage.

During the first quarter of 1998, NationsBank, N.A. contributed $75.2 million in available for sale securities to MPREIT.

Additionally, a subsidiary of NationsBank, N.A., NationsBanc Services, Inc.
(NBSI), provides data processing and other support services to MPREIT and certain other subsidiaries of the Corporation. These services include completing substantially all of MPREIT's Year 2000 software conversion projects by the end of 1998. The related costs, which are expensed when billed, are included in "Other operating expenses". NBSI is reimbursed through affiliate allocations to the other subsidiaries.

Note 4 - Long-Term Debt

The following table displays the primary terms of MPREIT's Series 1995-1, 1995-2 and 1997-1 mortgage-backed bonds as of June 30, 1998 (dollars in thousands):

                                        Series      Series       Series
                                        1995-1      1995-2       1997-1
                                       (Issued     (Issued      (Issued
                                      July 1995) October 1995) March 1997)
                                     -------------------------------------
Amount issued......................  $ 1,500,000  $ 1,500,000  $ 1,000,000
Reference rate.....................  1-mo. LIBOR  3-mo. LIBOR  3-mo. LIBOR
                                         +21 bps      +17 bps       +5 bps
Period-end interest rate...........       5.866%       5.858%       5.706%
Maturity...........................         1998         2000         2000
Mortgage loans collateralizing
 mortgage-backed bonds:
  Collateral - book value..........  $ 1,882,957  $ 1,828,495  $ 1,338,494
  Collateral - discounted value....    1,691,243    1,781,908    1,228,519
  Collateral - approximate amount
    exceeding minimum indenture
    requirements...................      146,000      199,000      174,000


Interest expense on the Series 1995-1, 1995-2 and 1997-1 mortgage-backed bonds for the three months and six months ended June 30, 1998 was $59.9 million and $119.9 million, respectively, compared to $59.8 million and $105.7 million for the same periods in 1997. Interest expense on subordinated notes repaid on March 18, 1997 was $14.0 million for the six months ended June 30, 1997.

On July 17, 1998, MPREIT repaid its obligations on the Series 1995-1 mortgage-backed bonds of $1.5 billion.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Net income for the three months and six months ended June 30, 1998 was $579.1 million and $1.1 billion, respectively, compared to $240.6 million and $455.2 million, respectively, in the comparable 1997 periods. The change in net income reflects the impact of several factors, including the levels of securities investments and short-term borrowings, the levels and average interest yields on time deposits placed with affiliates of the Corporation, the levels and average interest yields on the mortgage loan portfolio and the volatility of interest rates.

Interest income increased $557.1 million and $1.2 billion for the three months and six months ended June 30, 1998, respectively, compared to the same periods in 1997 due primarily to increases in average securities and, to a lesser extent, increases in average time deposits placed and average loans outstanding. During the three months and six months ended June 30, 1998, MPREIT sold available for sale securities, resulting in gains of $14.5 million and $15.8 million, respectively. Interest expense increased $213.7 million and $505.4 million for the three months and six months ended June 30, 1998, respectively, over interest expense for the same periods in 1997 due primarily to interest expense associated with higher average securities sold under agreements to repurchase.

The provision for credit losses was $7.4 million for the six months ended June 30, 1998 compared to no provision expense for the same period in 1997, due to the seasoning of the loan portfolio and management's assessment of the adequacy of the allowance for credit losses.

Other operating expenses increased $3.4 million and $5.6 million during the three months and six months ended June 30, 1998, respectively, compared to the same periods in 1997, due mainly to higher mortgage servicing costs associated with the increase in average loans outstanding and higher foreclosed properties expense.

The average yields on mortgage loans for the three months and six months ended June 30, 1998 were 7.39 percent and 7.46 percent, respectively, compared to 7.63 percent and 7.53 percent in the same periods of 1997. Changes in the average yields were primarily related to the mix between fixed- and adjustable-rate loans, the repricing terms of adjustable rate loans, the impact of the general level of interest rates, the levels of prepayments on mortgage loans and scheduled amortization of the portfolio as a whole.

The weighted average interest rates on mortgage-backed bonds outstanding for the three months and six months ended June 30, 1998 were 5.99 percent and 6.00 percent, respectively, compared to 5.98 percent and 5.90 percent for the same prior year periods.

MPREIT had $87.7 million of nonperforming loans on June 30, 1998 compared to $66.8 million on December 31, 1997. The increase was due primarily to the seasoning of the loan portfolio. Furthermore, future economic conditions, levels of loans purchased and contributed and continued seasoning of the loan portfolio may result in higher levels of nonperforming loans.

Part II.       OTHER INFORMATION

Item 5.        Other Information

          For income tax purposes, MPREIT has elected to be taxed as a partnership subsequent to May 19, 1998. For additional information, see Note 1 - Accounting Policies - Income Taxes.

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

                                   Main  Place Real Estate Investment Trust
                                   ----------------------------------------
Date:  August 14, 1998             /s/   Karin Hirtler-Garvey
                                   ----------------------------------------
                                         Karin Hirtler-Garvey
                                         Senior Vice President/Principal
                                              Accounting Officer
                                         (Principal Accounting and Duly
                                               Authorized Officer)


                     Main Place Real Estate Investment Trust
                                    Form 10-Q
                                Index to Exhibits



Exhibit        Description
_______        ___________

12        Ratio of Earnings to Fixed Charges.

27        Financial Data Schedule.