Form 10-Q
period 1998-09-30
MAIN PLACE REAL ESTATE INVESTMENT TRUST /MD/
filed 1998-11-13
CIK 927627

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       or

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

On November 11, 1998, there were 100,000 shares of the registrant's Class A Trust Shares outstanding and 110 shares of the registrant's Class B Trust Shares outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

MAIN PLACE REAL ESTATE INVESTMENT TRUST
SEPTEMBER 30, 1998 FORM 10-Q


INDEX
                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statement of Income for the Three Months and Nine Months Ended
         September 30, 1998 and 1997                                          3

         Balance Sheet on September 30, 1998 and December 31, 1997            4

         Statement of Cash Flows for the Nine Months Ended
         September 30, 1998 and 1997                                          5

         Statement of Changes in Shareholders' Equity for the Nine Months
         Ended September 30, 1998 and 1997                                    6

         Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                             10

PART II. OTHER INFORMATION

Item 5.  Other information                                                   11

Item 6.  Exhibits and Reports on Form 8-K                                    11

Signature                                                                    12

Index to Exhibits                                                            13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


MAIN PLACE REAL ESTATE INVESTMENT TRUST
STATEMENT OF INCOME
(Dollars in Thousands)

                                      Three Months             Nine Months
                                   Ended September 30      Ended September 30
                                  --------------------   -----------------------
                                    1998        1997         1998         1997
--------------------------------------------------------------------------------
INCOME
   Interest and fees on loans     $265,081    $259,778   $  864,944   $  792,924
   Interest on securities          339,698     108,011    1,103,944      133,513
   Interest on time deposits
      placed                       198,825      87,974      636,831      123,197
   Gains on sales of available
      for sale securities           42,100         546       57,856       16,536
                                  ----------------------------------------------
      Total income                 845,704     456,309    2,663,575    1,066,170
                                  ----------------------------------------------

EXPENSES
   Interest on securities sold
      under agreements to
      repurchase                   184,800      72,098      708,877       91,050
   Interest on long-term debt       41,538      61,042      161,460      180,711
   Provision for credit losses      (5,000)          -        2,400            -
   Other operating expenses          9,532       7,592       31,218       23,657
                                  ----------------------------------------------
      Total expenses               230,870     140,732      903,955      295,418
                                  ----------------------------------------------
NET INCOME                        $614,834    $315,577   $1,759,620   $  770,752
                                  ==============================================

See accompanying notes to financial statements.


MAIN PLACE REAL ESTATE INVESTMENT TRUST
BALANCE SHEET
(Dollars in Thousands)

                                                   September 30     December 31
                                                       1998            1997
--------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                       $ 1,956,158      $ 1,709,804
   Time deposits placed with affiliates             14,900,000       17,950,000
   Securities:
      Held for investment, at cost (market value -
         $253,730 and $479,491)                        253,786          478,371
      Available for sale                            17,774,377       22,022,424
                                                   -----------------------------
         Total securities                           18,028,163       22,500,795
                                                   -----------------------------
   Amount due from Trustee                             206,210          233,273

   Loans, net of unearned income                    14,024,621       16,612,818
   Allowance for credit losses                         (42,063)         (41,412)
                                                   -----------------------------
      Loans, net of unearned income and allowance
         for credit losses                          13,982,558       16,571,406
                                                   -----------------------------
   Interest receivable                                 205,177          233,202
   Accounts receivable from affiliates                 100,407          396,965
   Other assets                                         14,342           76,810
                                                   -----------------------------
                                                   $49,393,015      $59,672,255
                                                   =============================

LIABILITIES
   Accrued expenses                                $    29,048      $    95,131
   Accrued expenses due to affiliate                         -            9,610
   Securities sold under agreements to
      repurchase from affiliates                    11,385,175       22,134,599
   Long-term debt                                    2,499,863        3,999,745
                                                   -----------------------------
                                                    13,914,086       26,239,085
                                                   -----------------------------

SHAREHOLDERS' EQUITY
   Class A Trust Shares, $1 par value-authorized:
      200,000 shares; issued and outstanding:
      100,000 shares                                       100              100
   Class B Trust Shares, $10,000 par value-
      authorized: 200 shares; issued and
      outstanding: 110 shares                            1,100            1,100
   Additional paid-in capital                       33,141,737       33,083,566
   Retained earnings                                 1,850,782           91,162
   Accumulated other comprehensive income              485,210          257,242
                                                   -----------------------------
      Total shareholders' equity                    35,478,929       33,433,170
                                                   -----------------------------
                                                   $49,393,015      $59,672,255
                                                   =============================

See accompanying notes to financial statements.


MAIN PLACE REAL ESTATE INVESTMENT TRUST
STATEMENT OF CASH FLOWS
(Dollars in Thousands)

                                                           Nine Months
                                                        Ended September 30
                                                   -----------------------------
                                                       1998            1997
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                      $  1,759,620     $   770,752
   Reconciliation of net income to net cash
      provided by operating activities
      Provision for credit losses                         2,400               -
      Net decrease (increase) in amount due
         from Trustee                                    27,063         (76,203)
      Net decrease (increase) in interest receivable     28,025         (90,561)
      Net decrease in accounts receivable from
         affiliates                                     296,558         108,154
      Net (decrease) increase in accrued expenses       (66,083)         66,769
      Net (decrease) increase in accrued expenses
         due to affiliate                                (9,610)        590,461
      Gains on sales of securities                      (57,856)        (16,536)
      Other operating activities                         87,215           1,731
                                                   -----------------------------
         Net cash provided by operating activities    2,067,332       1,354,567
                                                   -----------------------------
INVESTING ACTIVITIES
   Proceeds from maturities of securities held
      for investment                                    224,434          37,906
   Proceeds from sales and maturities of securities
      available for sale                              7,631,029         968,057
   Purchases of securities available for sale        (1,125,485)     (2,235,190)
   Net decrease (increase) in time deposits placed    3,050,000     (14,263,457)
   Purchases of loans                                (3,629,648)     (1,397,605)
   Collections of loans outstanding                   4,294,924       1,940,831
                                                   -----------------------------
      Net cash provided by (used in) investing
         activities                                  10,445,254     (14,949,458)
                                                   -----------------------------
FINANCING ACTIVITIES
   Net (decrease) increase in securities sold
      under agreements to repurchase from
      affiliates                                    (10,749,424)     14,869,254
   Issuance of long-term debt                                 -       1,000,000
   Repayment of subordinated debt                    (1,499,797)     (1,072,733)
   Capital contribution from NationsBank, N.A.                -          25,000
   Capital distribution                                 (17,011)              -
   Cash dividends paid to NationsBank, N.A.                   -         (16,019)
                                                   -----------------------------
      Net cash (used in) provided by financing
         activities                                 (12,266,232)     14,805,502
                                                   -----------------------------
Net increase in cash and cash equivalents               246,354       1,210,611
Cash and cash equivalents at beginning of period      1,709,804         253,578
                                                   -----------------------------
Cash and cash equivalents at end of period         $  1,956,158     $ 1,464,189
                                                   =============================
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
   Securities held for investment contributed
      from affiliate                               $          -     $   619,144
   Securities available for sale contributed
      from affiliate                                     75,182      12,495,418
   Net loans contributed from affiliate                       -          16,019
   Loans securitized and retained in the
      securities portfolio                            1,903,041          44,889

See accompanying notes to financial statements.


MAIN PLACE REAL ESTATE INVESTMENT TRUST
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in Thousands)

                                                                                  Accumulated
                                      Class A  Class B  Additional                Other           Total
                                      Trust    Trust    Paid-In      Retained     Comprehensive   Shareholders'   Comprehensive
                                      Shares   Shares   Capital      Earnings     Income          Equity          Income
-------------------------------------------------------------------------------------------------------------------------------
BALANCE ON DECEMBER 31, 1996          $100     $1,100   $12,044,801  $   13,315   $  8,530       $12,067,846
   Net income                                                           770,752                      770,752      $  770,752
   Cash dividends paid to
      NationsBank, N.A.                                                 (16,019)                     (16,019)
   Net assets contributed by
      NationsBank, N.A.                                  13,155,581                               13,155,581
   Net change in unrealized gains
      (losses) on securities
      available for sale                                                           114,166           114,166         114,166
   Comprehensive income                                                                                           -------------
                                                                                                                  $  884,918
                                      ----------------------------------------------------------------------      =============
BALANCE ON SEPTEMBER 30, 1997         $100     $1,100   $25,200,382  $  768,048   $122,696       $26,092,326
                                      ======================================================================
BALANCE ON DECEMBER 31, 1997          $100     $1,100   $33,083,566  $   91,162   $257,242       $33,433,170
   Net income                                                         1,759,620                    1,759,620      $1,759,620
   Net assets contributed by
      NationsBank, N.A.                                      75,182                                   75,182
   Net distributions of capital                             (17,011)                                 (17,011)
   Net change in unrealized gains
      (losses) on securities
      available for sale                                                           227,968           227,968         227,968
                                                                                                                  -------------
   Comprehensive income                                                                                           $1,987,588
                                      ----------------------------------------------------------------------      =============
BALANCE ON SEPTEMBER 30, 1998         $100     $1,100   $33,141,737  $1,850,782   $485,210      $35,478,929
                                      ======================================================================

See accompanying notes to financial statements.

MAIN PLACE REAL ESTATE INVESTMENT TRUST
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

Main Place Real Estate Investment Trust (MPREIT) is an indirect subsidiary of NationsBank, N.A., which is a wholly owned indirect subsidiary of BankAmerica Corporation (the Corporation). On September 25, 1998, NationsBank Corporation (NationsBank) reincorporated in Delaware, and on September 30, 1998, the former BankAmerica Corporation merged into NationsBank. In connection with this merger, NationsBank changed its name to "BankAmerica Corporation". The Corporation is the successor issuer of NationsBank.

MPREIT was established on October 29, 1996 as a Maryland real estate investment trust to consolidate the acquisition, holding and management of certain closed-end residential mortgage loans owned by certain affiliates of the Corporation. Main Place Funding Corporation (MPFC) merged with and into MPREIT on November 1, 1996, and, as the surviving entity, MPREIT issues and sells mortgage-backed bonds and acquires, owns, holds and pledges the related mortgage notes and other assets serving as collateral in connection therewith. In connection with the merger of MPFC with and into MPREIT, MPFC's obligation under the Series 1995-1 and Series 1995-2 mortgage-backed bonds were assumed by MPREIT. The merger between MPREIT and MPFC was accounted for in a manner similar to a pooling of interests and, accordingly, the accompanying financial statements include the results of operations and financial condition of MPFC since the beginning of the earliest period presented.

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

NOTE 2 - LOANS

The following table presents the composition of loans (dollars in thousands):

                                                    September 30     December 31
                                                        1998            1997
--------------------------------------------------------------------------------
Residential mortgage                                 $13,980,905     $16,551,952
Other consumer                                            25,297          39,281
Commercial real estate                                    18,419          21,585
                                                     ---------------------------
   Total loans, net of unearned income               $14,024,621     $16,612,818
                                                     ===========================

Mortgage loans collateralizing mortgage-backed bonds were comprised of the following (dollars in thousands):

                                                    September 30     December 31
                                                        1998            1997
--------------------------------------------------------------------------------
Fixed-rate                                            $1,406,883      $1,331,860
Adjustable-rate                                        2,923,575       4,604,436
                                                     ---------------------------
   Total mortgage loans                               $4,330,458      $5,936,296
                                                     ===========================

Transactions in the allowance for credit losses were as follows (dollars in thousands):

                                                               Nine Months
                                                           Ended September 30
                                                         -----------------------
                                                           1998           1997
--------------------------------------------------------------------------------
Balance on January 1                                     $41,412        $42,396
Loans charged off                                         (1,749)          (115)
Recoveries of loans previously charged off                     -              2
Provision for credit losses                                2,400              -
                                                         -----------------------
Balance on September 30                                   $42,063        $42,283
                                                         =======================

MPREIT had $107.3 million of nonperforming loans on September 30, 1998 compared to $66.8 million on December 31, 1997. Foreclosed properties on September 30, 1998 totaled $9.7 million compared to $1.2 million on December 31, 1997.

During the first nine months of 1998, $1.9 billion of residential mortgage loans were securitized and retained as mortgage-backed securities in the available for sale securities portfolio.

NOTE 3 - AFFILIATE TRANSACTIONS

MPREIT maintains its cash and cash equivalent accounts with NationsBank, N.A. At September 30, 1998, MPREIT had $100.4 million of accounts receivable from affiliates of the Corporation. These receivables are related to mortgage payments and securities principal and interest payments in process and generally clear within 30 days.

As of September 30, 1998, MPREIT had $14.9 billion of time deposits placed with NationsBank, N.A. Interest income on time deposits for the three months and nine months ended September 30, 1998 was $198.8 million and $636.8 million, respectively.

On September 30, 1998, MPREIT had a total of $11.4 billion outstanding in securities sold under agreements to repurchase from NationsBank, N.A. and NationsBanc Montgomery Securities LLC, a wholly-owned indirect subsidiary of the Corporation. Interest expense on these securities for the three months and nine months ended September 30, 1998 was $184.8 million and $708.9 million, respectively.

MPREIT has entered into agreements with NationsBanc Mortgage Corporation (NationsBanc Mortgage), a wholly-owned indirect subsidiary of the Corporation, and NationsBank, N.A. for the servicing and administration of its mortgage portfolio. Servicing fees paid to NationsBanc Mortgage approximated $8.0 million and $27.0 million for the three months and nine months ended September 30, 1998, respectively, compared to $7.6 million and $23.1 million for the same periods in 1997, and are included in "Other operating expenses" on the accompanying statement of income.

On a monthly basis, MPREIT purchases certain mortgage loans originated by NationsBanc Mortgage. During the first nine months of 1998, MPREIT purchased $2.4 billion of loans from NationsBanc Mortgage. In addition, during the first nine months of 1998, MPREIT purchased $790 million of loans from NationsBank, N.A. and $425 million of loans in the secondary market through NationsBanc Mortgage.

On August 31, 1998,  MPREIT made a $17.0  million  capital  distribution  to its
parent  company  Main  Place  Holdings,   LLC,  a  wholly-owned   subsidiary  of
NationsBank, N.A. for the payment of 1998 income taxes.

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

Additionally,  a subsidiary of NationsBank,  N.A.,  NationsBanc  Services,  Inc.
(NBSI) provides data processing and other support services to MPREIT and certain other subsidiaries of the Corporation. These services include completing substantially all of MPREIT's Year 2000 software conversion projects by the end of 1998. The related costs, which are expensed when billed, are included in "Other operating expenses." NBSI is reimbursed through affiliate allocations to the other subsidiaries. For further information related to the Corporation's Year 2000 efforts, refer to the section entitled "Year 2000 Project" in the Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

NOTE 4 - LONG-TERM DEBT

The following table displays the primary terms of MPREIT's 1995-2 and 1997-1 mortgage-backed bonds as of September 30, 1998 (dollars in thousands):

                                                        Series         Series
                                                        1995-2         1997-1
                                                        (Issued        (Issued
                                                     October 1995)   March 1997)
--------------------------------------------------------------------------------
Amount issued                                          $1,500,000     $1,000,000
Reference rate                                        3-mo. LIBOR    3-mo. LIBOR
                                                          +17 bps         +5 bps
Period-end interest rate                                   5.858%         5.738%
Maturity                                                     2000           2000
Mortgage loans collateralizing mortgage-backed bonds:
   Collateral-book value                               $2,631,484     $1,698,974
   Collateral-discounted value                          2,175,347      1,465,368
   Collateral-approximate amount exceeding
      minimum indenture requirements                      593,000        410,000


On  July  17,  1998,   MPREIT  repaid  its  obligations  on  the  Series  1995-1
mortgage-backed bonds of $1.5 billion.

Interest expense on the Series 1995-1, 1995-2 and 1997-1 mortgage-backed bonds for the three months and nine months ended September 30, 1998 was $41.5 million and $161.5 million, respectively, compared to $61.0 million and $166.7 million for the same periods in 1997. Interest expense on subordinated notes repaid on March 18, 1997 was $14.0 million for the nine months ended September 30, 1997.

NOTE 5 - SUBSEQUENT EVENTS

Management of MPREIT currently intends to merge MPREIT with and into its parent company, Main Place Holdings, LLC, in December 1998. In connection with this merger, MPREIT will pay each holder of Class B Trust Shares the fair value of such shares, in cash. In anticipation of this transaction, on October 15, 1998, Main Place Holdings Corporation, the former parent company of MPREIT, was merged into and with Main Place Holdings, LLC, a direct wholly owned subsidiary of NationsBank, N.A.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Net income for the three months and nine months ended September 30, 1998 was $614.8 million and $1.8 billion, respectively, compared to $315.6 million and $770.8 million, respectively, in the comparable 1997 periods. The change in net income reflects the impact of several factors, including the average levels of securities investments and short-term borrowings, the levels and average interest yields on time deposits placed with affiliates of the Corporation, the levels and average interest yields on the mortgage loan portfolio and the volatility of interest rates.

Interest income increased $347.8 million and $1.6 billion for the three months and nine months ended September 30, 1998, respectively, compared to the same periods in 1997, due primarily to increases in average securities and, to a lesser extent, increases in average time deposits placed and average loans outstanding. During the three months and nine months ended September 30, 1998, MPREIT sold available for sale securities, resulting in net gains of $42.1 million and $57.9 million, respectively. Interest expense increased $93.2 million and $598.6 million for the three months and nine months ended September 30, 1998, respectively, over interest expense for the same periods in 1997 due primarily to interest expense associated with higher average securities sold under agreements to repurchase.

The provision for credit losses was $2.4 million for the nine months ended September 30, 1998 compared to no provision expense for the same period in 1997. A $5.0 million credit to provision expense was recorded in the third quarter of 1998. Provision expense is based on the level of net charge-offs and loans, as well as management's assessment of the adequacy of the allowance for credit losses.

Other operating expenses increased $1.9 million and $7.6 million during the three months and nine months ended September 30, 1998, respectively, compared to the same periods in 1997, due mainly to higher mortgage servicing costs associated with the increase in average loans outstanding and higher foreclosed properties expense.

The average yields on mortgage loans for the three months and nine months ended September 30, 1998 were 7.42 percent and 7.44 percent, respectively, compared to
7.53 percent for the same periods of 1997. Changes in the average yields were primarily related to the mix between fixed- and adjustable-rate loans, the repricing terms of adjustable rate loans, the impact of the general level of interest rates, the levels of prepayments on mortgage loans and scheduled amortization of the portfolio as a whole.

The weighted average interest rates on mortgage-backed bonds outstanding for the three months and nine months ended September 30, 1998 were 6.02 percent and 6.01 percent, respectively, compared to 6.10 percent and 5.97 percent for the same prior year periods.

MPREIT had $107.3 million of nonperforming loans on September 30, 1998 compared to $66.8 million on December 31, 1997. The increase was due primarily to the seasoning of the loan portfolio. Furthermore, future economic conditions and levels of loans purchased and contributed may result in higher levels of nonperforming loans.

For information related to the Corporation's Year 2000 efforts, refer to the section entitled "Year 2000 Project" in the Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

Part II.          OTHER INFORMATION

Item 5.           Other Information

                  Management of MPREIT currently intends to merge MPREIT with and into its parent company, Main Place Holdings, LLC, in December 1998. In connection with this merger, MPREIT will pay each holder of Class B Trust Shares the fair value of such shares, in cash. In anticipation of this transaction, on October 15, 1998, Main Place Holdings Corporation, the former parent company of MPREIT, was merged into and with Main Place Holdings, LLC, a direct wholly owned subsidiary of NationsBank, N.A.

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

                                         Main Place Real Estate Investment Trust
                                         ---------------------------------------



Date:  November 13, 1998                 /s/ NEIL COTTY
                                         ----------------------------------
                                             Neil Cotty
                                             Senior Vice President/Principal
                                             Accounting Officer
                                             (Principal Accounting and Duly
                                             Authorized Officer)

                     MAIN PLACE REAL ESTATE INVESTMENT TRUST
                                    FORM 10-Q
                                INDEX TO EXHIBITS



Exhibit           Description
-------           -----------

12                Ratio of Earnings to Fixed Charges.

27                Financial Data Schedule.