Form 10-K405
period 1998-12-31
MAIN PLACE FUNDING LLC
filed 1999-03-31
CIK 927627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark one)

   [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

                                       or

   [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to ___________


                         Commission File Number 33-82040

                             MAIN PLACE FUNDING, LLC
             (Exact name of registrant as specified in its charter)

Delaware                                                  57-0236115
---------                                                 ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

                   100 North Tryon Street, Charlotte, NC 28255
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (704) 388-7436
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:      NONE

Securities registered pursuant to Section 12(g) of the Act:      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

On March 31, 1999, there were no shares of common stock outstanding. As of March 31, 1999, members' interests consisted of ownership percentages of 99 percent and 1 percent for NationsBank, N.A. and Main Place Trust, respectively.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND
(B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Documents incorporated by reference:        NONE

                                     PART I

ITEM 1. BUSINESS

Main Place Funding, LLC (Main Place), a Delaware limited liability company, is a subsidiary of NationsBank, N.A., which is a wholly owned indirect subsidiary of BankAmerica Corporation (the Corporation). On September 25, 1998, NationsBank Corporation (NationsBank) reincorporated in Delaware, and on September 30, 1998, the former BankAmerica Corporation merged into NationsBank, with the latter entity surviving. In connection with this merger, NationsBank changed its name to "BankAmerica Corporation."

Main Place is the successor by merger of Main Place Real Estate Investment Trust (MPREIT) with and into Main Place. MPREIT was established on October 29, 1996 as a Maryland real estate investment trust to consolidate the acquisition, holding and management of certain closed-end residential mortgage loans owned by certain affiliates of the Corporation. MPREIT is the successor by merger of Main Place Funding Corporation (MPFC) on November 1, 1996. On October 15, 1998, Main Place Holdings Corporation, the former parent of MPREIT, merged with and into Main Place, and on December 23, 1998, MPREIT merged with and into Main Place, its parent company. These mergers were each accounted for in a manner similar to a pooling of interests and, accordingly, the accompanying financial statements include the results of operations and financial condition of the combined entities since the beginning of the earliest period presented.


As of the December 23, 1998 merger, NationsBank, N.A. held a 99 percent membership interest in Main Place. The other 1 percent interest is held by Main Place Trust, a Delaware business trust. In connection with the merger of MPREIT with and into Main Place, all outstanding MPREIT Class A Trust Shares were cancelled. All outstanding MPREIT Class B Trust Shares were converted into rights to receive cash. As the surviving entity, Main Place issues and sells mortgage-backed bonds and acquires, owns, holds and pledges the related mortgage notes and other assets serving as collateral in connection therewith. In connection with the merger with MPREIT, Main Place assumed MPREIT's obligations under the Series 1995-2 and Series 1997-1 mortgage-backed bonds.

ITEM 2. PROPERTIES

Main Place does not own or lease any physical property.

ITEM 3. LEGAL PROCEEDINGS

Main Place has no legal actions or proceedings pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted in accordance with General Instruction I to Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

There is no common stock outstanding for Main Place. During 1998, Main Place paid distributions of $10.0 billion. In addition, during 1998 all MPREIT Class B Trust Shares were converted into rights to receive cash. All outstanding MPREIT Class A Trust Shares were cancelled.

In 1997, Main Place paid aggregate cash dividends of $88 thousand on the MPREIT Class B Trust Shares.

ITEM 6. SELECTED FINANCIAL DATA

Omitted in accordance with General Instruction I to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income was $1.8 billion and $0.8 billion for the years ended December 31, 1998 and 1997, respectively. The increase in net income was primarily due to increases in interest income on securities and time deposits placed, gains on sales of available for sale securities and a decrease in interest expense on long-term and subordinated debt. The increase in net income was partially offset by increases in interest expense on securities sold under agreements to repurchase and other operating expenses.

During 1998, interest income on securities and time deposits placed increased $872.5 million and $414.3 million, respectively. These increases were primarily attributed to an increase in the average balance of securities to $19.4 billion during 1998 from $6.8 billion during 1997 and an increase in the average balance of time deposits placed to $14.3 billion during 1998 from $6.7 billion during 1997. The average yield on securities was relatively unchanged, while the average yield on time deposits placed decreased to 5.47 percent from 5.57 percent during 1998 and 1997, respectively.

During 1998, Main Place recognized gains of $201.2 million from the sale of available for sale securities, compared to gains of $22.8 million during 1997. The increase in gains on sales of available for sale securities was due to an increase in sales activity associated with higher loan securitization and sale activity and a decline in the general level of interest rates during 1998.

Interest expense increased to $1.1 billion during 1998 from $599.5 million during 1997. The increase was due to an $504.7 million increase in interest on securities sold under agreements to repurchase, partially offset by a decrease of $44.7 million of interest on long-term and subordinated debt. The increase in interest on securities sold under agreements to repurchase was due to an increase in average borrowings to $15.8 billion from $6.4 billion, partially offset by a decrease in the average rate paid on such borrowings to 5.47 percent from 5.56 percent in 1998 and 1997, respectively. The increased borrowings were used to fund the higher securities balances.

The decrease in interest on long-term and subordinated debt was primarily due to the repayment of mortgage-backed bonds during 1998 coupled with a decline in the average rate paid on such borrowings to 5.96 percent from 6.01 percent during 1998 and 1997, respectively.

Other operating expenses increased $8.5 million during 1998 as compared to 1997. The increase was due to an increase in foreclosed properties and higher mortgage servicing costs associated with an increase in average loans outstanding during 1998.

Income tax expense increased to $562.6 million during 1998 from $453.0 million during 1997. As discussed in Item 1. Business, Main Place Funding Corporation
(MPFC) merged with and into MPREIT on November 1, 1996. On October 15, 1998, Main Place Holdings Corporation, the former parent of MPREIT, merged with and into Main Place, and on December 23, 1998, MPREIT merged with and into Main Place, its parent company. Main Place is the successor, by merger, of these entities and is structured as a limited liability company (LLC) and is treated as a division of NationsBank, N.A. for income tax purposes. Accordingly, Main Place's income tax expense represents those income taxes incurred prior to the conversion to a LLC status.

Main Place had $109.8 million of nonperforming loans on December 31, 1998 compared to $66.8 million on December 31, 1997. The increase was due primarily to loan growth. Future economic conditions and levels of loans purchased and contributed may result in higher levels of nonperforming loans.

For information related to the Corporation's Year 2000 efforts, refer to the section entitled "Year 2000 Project" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial statement schedule required by this Item are listed in the Index to Financial Statements.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted in accordance with General Instruction I to Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a. The financial statements and financial statement schedule listed in the Index to Financial Statements and Supplementary Data are filed as part of this report.
b. No reports on Form 8-K were filed during the quarter ended December 31, 1998.
c. The exhibits filed as part of this report are listed in the Index to Exhibits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Main Place Funding, LLC
                                                ----------------------------

                                                /s/ John E. Mack
   Date: March 31, 1999                         ----------------------------
                                                   John E. Mack
                                                   President
                                                   (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                                       Date

/s/ John E. Mack                    President                                   March 31, 1999
---------------------------         (Principal Executive
John E.  Mack                                                  Officer)


/s/ Neil A. Cotty                   Treasurer and Senior Vice                   March 31, 1999
---------------------------         President / Principal Financial
Neil A. Cotty                       and Accounting Officer
                                    (Principal Financial and
                                    Accounting Officer)





NATIONSBANK, N.A.



By: /s/ John E. Mack                Managing Member                             March 31, 1999
   ------------------------
   John E. Mack

MAIN PLACE TRUST



By: /s/ John E. Mack                Special Managing                            March 31, 1999
    -----------------------         Member
    John E. Mack
    Business Trustee


                            MAIN PLACE FUNDING, LLC
                         INDEX TO FINANCIAL STATEMENTS


                                                                                   PAGE
                                                                                   ----

Report of Independent Accountants                                                    7

Financial Statements:

     Statement of Income for the Years Ended December 31, 1998, 1997 and 1996        8

     Balance Sheet as of December 31, 1998 and 1997                                  9

     Statement of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996   10

     Statement of Changes in Members' and  Shareholders' Equity for the Years
     Ended December 31, 1998, 1997 and 1996                                         11

Notes to Financial Statements                                                       12

Financial Schedules:

     Report of Independent Accountants on Financial Statement Schedule as of
     and for each of the three years ended December 31, 1998                        21

     IV - Mortgage Loans on Real Estate                                             22


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Members of  Main Place Funding, LLC



In our opinion, the accompanying balance sheet and the related statements of income, of changes in members' and shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Main Place Funding, LLC (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/  PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 31, 1999

MAIN PLACE FUNDING, LLC
STATEMENT OF INCOME
(DOLLARS IN THOUSANDS)

                                                                                               Year Ended December 31
                                                                                         -------------------------------
                                                                                           1998         1997         1996
Income
    Interest and fees on loans                                                        $1,110,868   $1,059,949   $  484,191
    Interest on securities                                                             1,345,293      472,836        8,335
    Interest on time deposits placed                                                     785,030      370,722           --
    Gains on sales of available for sale securities                                      201,236       22,752           --
                                                                                         -------       ------      -------
       Total income                                                                    3,442,427    1,926,259      492,526
                                                                                       ---------    ---------      -------

Expenses
   Interest on securities sold under agreements to repurchase                            862,302      357,610           --
   Interest on long-term and subordinated debt                                           197,245      241,921      258,174
   Provision for credit losses                                                               400           --           --
   Other operating expenses                                                               41,054       32,576       17,643
                                                                                          ------       ------       ------
Total expenses                                                                         1,101,001      632,107      275,817
                                                                                       ---------      -------      -------
Income before income taxes                                                             2,341,426    1,294,152      216,709
Income tax expense                                                                       562,622      452,953       73,551
                                                                                         -------      -------      -------
Net income                                                                         $   1,778,804  $   841,199 $    143,158
                                                                                   =============  =========== ============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

MAIN PLACE FUNDING, LLC
BALANCE SHEET
(DOLLARS IN THOUSANDS)

                                                                                             December 31
                                                                                  --------------------------------
                                                                                          1998            1997
------------------------------------------------------------------------------------------------------------------

ASSETS
   Cash and cash equivalents                                                    $    2,219,988  $    1,709,810
   Time deposits placed with affiliates                                             12,000,000      17,950,000
   Securities:
       Held for investment, at cost (market value $201,220  and $479,491)              201,190         478,371
       Available for sale                                                            8,794,598      22,022,424
                                                                                  --------------------------------
           Total securities                                                          8,995,788      22,500,795
                                                                                  --------------------------------
   Amount due from Trustee                                                             272,237         233,273

   Loans, net of unearned income                                                    13,092,178      16,612,818
   Allowance for credit losses                                                        (37,599)        (41,412)
                                                                                  --------------------------------
       Loans, net of unearned income and allowance for credit losses                13,054,579      16,571,406
   Interest receivable                                                                 127,536         233,202
   Accounts receivable from affiliates                                                 188,333         396,965
   Other assets                                                                         92,445          77,188
                                                                                  --------------------------------
                                                                                $   36,950,906  $   59,672,639
                                                                                  ================================

LIABILITIES
    Accrued expenses                                                            $          933  $      128,020
    Accrued expenses due to affiliate                                                  590,623         113,736
    Securities sold under agreements to repurchase from affiliate                    8,658,818      22,134,599
    Long-term debt                                                                   2,499,879       3,999,745
                                                                                  --------------------------------
                                                                                    11,750,253      26,376,100

MEMBERS' AND SHAREHOLDERS' EQUITY
     Class A Trust shares, $1 par value-authorized 200,000 shares in 1997;
        issued: 100,000 shares in 1997                                                       -             100
     Class B Trust shares, $10,000 par value-authorized 200 shares in 1997;
        issued: 110 shares in 1997                                                           -           1,100
     Additional paid-in capital                                                              -      32,321,896
     Retained earnings                                                                       -         806,236
     Accumulated other comprehensive income                                            220,081         167,207
     Contributed equity                                                             24,980,572               -
     Undistributed income                                                                    -               -
                                                                                  --------------------------------
       Total members' and shareholders' equity                                      25,200,653      33,296,539
                                                                                  --------------------------------
                                                                                $   36,950,906  $   59,672,639
                                                                                  ================================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

MAIN PLACE FUNDING, LLC
STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                               Year Ended December 31
                                                                              ----------------------------------------------------
                                                                                        1998               1997             1996
----------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net income                                                                $       1,778,804  $        841,199  $       143,158
   Reconciliation of net income to net cash provided by (used in)
        operating activities
     Provision for credit losses                                                           400                 -                -
     Gains on sales of securities                                                     (201,236)          (22,752)               -
     Deferred income tax (benefit) expense                                             (33,567)           28,369            5,198
     Net (increase) decrease in amount due from Trustee                                (38,964)         (131,948)           5,206
     Net decrease (increase) in interest receivable                                    105,666          (141,366)         (69,929)
     Net decrease (increase) in accounts receivable from affiliates                    208,632          (183,238)        (213,727)
     Net (decrease) increase in accrued expenses                                      (165,207)           48,612           57,271
     Net increase in accrued expenses due to affiliate                                 476,887           112,837              899
     Other operating activities                                                        175,923          (152,598)          42,951
                                                                              ---------------------------------------------------
           Net cash provided by (used in) operating activities                       2,307,338           399,115          (28,973)
                                                                              ----------------------------------------------------

INVESTING ACTIVITIES
   Proceeds from maturities of securities held for investment                          277,030           140,308                -
   Proceeds from sales and maturities of securities available for sale              16,701,252         2,276,101            6,127
   Purchases of securities available for sale                                       (1,337,677)       (3,063,523)               -
   Net decrease (increase) in time deposits placed with affiliates                   5,950,000       (17,950,000)               -
   Purchases of loans                                                               (4,339,301)       (4,822,224)               -
   Collections of loans outstanding                                                  5,928,302         2,389,677        1,259,402
                                                                              ----------------------------------------------------
            Net cash provided by (used in) investing activities                     23,179,606       (21,029,661)       1,265,529
                                                                              ----------------------------------------------------

FINANCING ACTIVITIES
    (Decrease) Increase in securities sold under agreements to repurchase          (13,475,781)       22,134,599                -
    Issuances of long-term debt                                                              -         1,000,000          516,593
    Retirement of long-term and subordinated debt                                    (1,499,797)       (1,072,733)        (764,043)
    Proceeds from issuance of common stock                                                    -                 -            1,100
    Redemption of Class B Trust Shares                                                   (1,100)                -                -
    Capital contribution from NationsBank, N.A.                                               -            25,000                -
    Distribution                                                                    (10,000,088)                -         (556,329)
    Cash dividends paid                                                                       -               (88)        (185,169)
                                                                               ----------------------------------------------------
          Net cash (used in) provided by financing activities                       (24,976,766)       22,086,778         (987,848)
                                                                               ----------------------------------------------------

Net increase in cash and cash equivalents                                               510,178         1,456,232          248,708
Cash and cash equivalents at beginning of period                                      1,709,810           253,578            4,870
                                                                               ----------------------------------------------------
Cash and cash equivalents at end of period                                    $       2,219,988  $      1,709,810  $       253,578
                                                                               ====================================================

Supplemental cash flow disclosure
    Cash paid for interest                                                    $       1,132,793  $        509,040  $       272,321
    Cash paid for income taxes                                                           33,792           478,886           19,453

Securities held for investment contributed from affiliate                     $              -  $        619,144  $             -
Securities available for sale contributed from affiliate                                 75,182        19,585,750           79,280
Net loans contributed from affiliate                                                          -            16,019       12,222,202
Noncash dividends of loans to affiliates                                                      -                 -           52,030
Loans securitized and retained in the securities portfolio                            1,903,041           537,924          755,213

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


MAIN PLACE FUNDING, LLC
STATEMENT OF CHANGES IN MEMBERS' AND SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)
                                                                                                       Accumulated
                                                Class A     Class B     Additional      Retained          Other
                                                 Trust       Trust        Paid-In       Earnings     Comprehensive
                                                 Shares      Shares     Capital(1)      (Deficit)        Income
-----------------------------------------------------------------------------------------------------------------------
BALANCE ON DECEMBER 31, 1995.....              $    -     $   -          $   299,648   $    7,136     $        -
   Net income.................................                                            143,158
   Other comprehensive income, net of tax..                                                                    8,530
   Comprehensive income.......................
   Cash dividends paid........................                                           (185,154)
   Cash dividends paid to
       NationsBank, N.A.......................                                                (15)
   Net assets contributed by
       NationsBank, N.A.......................                            12,301,482
   Distribution of capital to
       NationsBank, N.A.......................                              (556,329)
   Trust shares issued........................        100      1,100
   Other......................................                                (2,065)
                                               ------------------------------------------------------------------------
BALANCE ON DECEMBER 31, 1996..................        100      1,100      12,042,736      (34,875)             8,530
   Net income.................................                                            841,199
   Other comprehensive income, net of tax..                                                                  158,677
   Comprehensive income.......................
   Cash dividends paid .......................                                                (87)
   Cash dividends paid to
       NationsBank, N.A.......................                                                 (1)
   Net assets contributed by
       NationsBank, N.A.......................                            20,245,913
   Other......................................                                33,247
                                               ------------------------------------------------------------------------
BALANCE ON DECEMBER 31, 1997..................        100      1,100      32,321,896      806,236            167,207
   Net income.................................                                          1,778,804
   Other comprehensive income, net of tax..                                                                   52,874
   Comprehensive income.......................
   Net assets contributed by
       NationsBank, N.A.......................                                75,182
   Distribution ..............................                (1,100)     (7,415,048)  (2,585,040)
   Other......................................                                (1,558)
                                                 ----------------------------------------------------------------------
   Balance prior to conversion
      to limited liability company............  $     100  $       -  $   24,980,472  $         -    $       220,081
   Conversion to limited liability company ...       (100)               (24,980,472)
                                               ------------------------------------------------------------------------
BALANCE ON DECEMBER 31, 1998..................  $       -  $       -  $            -  $         -    $       220,081
                                               ========================================================================





                                                                                           Total
                                                                                        Members' and        Compre-
                                                    Contributed       Undistributed     Shareholders'       hensive
                                                       Equity            Income            Equity           Income
----------------------------------------------------------------------------------------------------------------------
BALANCE ON DECEMBER 31, 1995.....                 $        -       $       -        $         306,784
   Net income.................................                                                143,158 $       143,158
   Other comprehensive income, net of tax..                                                     8,530           8,530
                                                                                                         -------------
   Comprehensive income.......................                                                        $       151,688
                                                                                                         =============
   Cash dividends paid........................                                               (185,154)
   Cash dividends paid to
       NationsBank, N.A.......................                                                    (15)
   Net assets contributed by
       NationsBank, N.A.......................                                             12,301,482
   Distribution of capital to
       NationsBank, N.A.......................                                               (556,329)
   Trust shares issued........................                                                  1,200
   Other......................................                                                 (2,065)
                                              --------------------------------------------------------
BALANCE ON DECEMBER 31, 1996.....                                                          12,017,591
   Net income.................................                                                841,199 $       841,199
   Other comprehensive income, net of tax..                                                   158,677         158,677
                                                                                                         -------------



   Comprehensive income.......................                                                        $       999,876
                                                                                                         =============
   Cash dividends paid .......................                                                    (87)
   Cash dividends paid to
       NationsBank, N.A.......................                                                     (1)
   Net assets contributed by
       NationsBank, N.A.......................                                             20,245,913
   Other......................................                                                 33,247
                                              --------------------------------------------------------
BALANCE ON DECEMBER 31, 1997.....                                                          33,296,539
   Net income.................................                                              1,778,804 $     1,778,804
   Other comprehensive income.................                                                 52,874          52,874
                                                                                                         -------------
   Comprehensive income.......................                                                        $     1,831,678
                                                                                                         =============
   Net assets contributed by
       NationsBank, N.A.......................                                                 75,182
   Distribution...............................                                            (10,001,188)
   Other......................................                                                 (1,558)
                                              --------------------------------------------------------
   Balance prior to conversion
      to limited liability company............     $             -  $             -  $     25,200,653
   Conversion to limited liability company ...          24,980,572                                  -
                                              --------------------------------------------------------
BALANCE ON DECEMBER 31, 1998.....                  $    24,980,572  $             -  $     25,200,653
                                              ========================================================

(1) Changes in Accumulated Other Comprehensive Income includes net unrealized gains (losses) on securities available for sale.


MAIN PLACE FUNDING, LLC
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

BASIS OF PRESENTATION

Main Place Funding, LLC (Main Place), a Delaware limited liability company, is a subsidiary of NationsBank, N.A., which is a wholly owned indirect subsidiary of BankAmerica Corporation (the Corporation). On September 25, 1998, NationsBank Corporation (NationsBank) reincorporated in Delaware, and on September 30, 1998, the former BankAmerica Corporation merged into NationsBank, with the latter entity surviving. In connection with this merger, NationsBank changed its name to "BankAmerica Corporation."

Main Place is the successor by merger of Main Place Real Estate Investment Trust (MPREIT) with and into Main Place. MPREIT was established on October 29, 1996 as a Maryland real estate investment trust to consolidate the acquisition, holding and management of certain closed-end residential mortgage loans owned by certain affiliates of the Corporation. MPREIT is the successor by merger of Main Place Funding Corporation (MPFC) on November 1, 1996. On October 15, 1998, Main Place Holdings Corporation, the former parent of MPREIT, merged with and into Main Place, and on December 23, 1998, MPREIT merged with and into Main Place, its parent company. These mergers were each accounted for in a manner similar to a pooling of interests and, accordingly, the accompanying financial statements include the results of operations and financial condition of the combined entities since the beginning of the earliest period presented.


As of the December 23, 1998 merger, NationsBank, N.A. held a 99 percent membership interest in Main Place. The other 1 percent interest is held by Main Place Trust, a Delaware business trust. In connection with the merger of MPREIT with and into Main Place, all outstanding MPREIT Class A Trust Shares were cancelled. All outstanding MPREIT Class B Trust Shares were converted into rights to receive cash. As a result of the December 23, 1998 merger, Main Place's ownership interests are presented in the accompanying financial statements to reflect the equity structure of a limited liability company. As the surviving entity, Main Place issues and sells mortgage-backed bonds and acquires, owns, holds and pledges the related mortgage notes and other assets serving as collateral in connection therewith. In connection with the merger with MPREIT, Main Place assumed MPREIT's obligations under the Series 1995-2 and Series 1997-1 mortgage-backed bonds.


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

SECURITIES

Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held for investment and reported at amortized cost. All other securities are classified as available for sale and carried at fair value with net unrealized gains and losses included in accumulated other comprehensive income.

Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

LOANS

Loans are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans. Unearned income, discounts and premiums are amortized to income using methods that approximate the interest method.

NONPERFORMING LOANS

Residential mortgages and certain past due consumer loans are generally charged off at 120 days past due or placed on nonperforming status upon repossession of collateral or the inception of foreclosure proceedings. Interest accrued but not collected is charged off along with principal.

Commercial mortgage loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired, are classified as nonperforming loans unless well secured and in the process of collection. Loans which are past due 180 days or more as to principal or interest are classified as nonperforming regardless of collateral or collection status. Interest accrued but not collected is reversed when a loan is classified as nonperforming.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is available to absorb losses inherent in the credit extension process. Credit exposures deemed to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts are credited to the allowance for credit losses.

Main Place's process for determining an appropriate allowance for credit losses includes management's judgment and use of estimates. The adequacy of the allowance for credit losses is reviewed regularly by management. Additions to the allowance for credit losses are made by charges to the provision for credit losses. On a quarterly basis, a comprehensive review of the adequacy of the allowance for credit losses is performed. This assessment is made in the context of historical losses, as well as existing economic conditions and performance trends within specific portfolio segments and individual concentrations of credit.

FORECLOSED PROPERTIES

Loans are reclassified to foreclosed properties when Main Place forecloses on a property or when physical possession of the collateral is taken regardless of whether foreclosure proceedings have taken place. Foreclosed properties are carried at the lower of (1) the recorded amount of the loan for which the foreclosed property previously served as collateral or (2) the fair value of the property minus estimated costs to sell. Prior to foreclosure, the loan is written down, if necessary, by charging the allowance for credit losses.

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

INCOME TAXES

Prior to the merger of Main Place Holdings Corporation into Main Place on October 15, 1998, the operating results of Main Place Holdings Corporation were included in the consolidated federal income tax return of the Corporation. The method of allocating federal income tax expense was determined under a tax allocation agreement with the Corporation. This agreement specified that income tax expense be computed for all subsidiaries on a separate company method, taking into account tax planning strategies and the tax position of the consolidated group.

There are two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the applicable period. Balance sheet amounts of deferred taxes are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods.

Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be recognized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

After October 14, 1998, Main Place is treated as a division of NationsBank, N.A. for income tax purposes. Accordingly, no current or deferred tax expense was provided after October 14, 1998.

On December 23, 1998, MPREIT, which was taxed as a partnership from May 20, 1998, was merged with and into Main Place. MPREIT was taxed as a real estate investment trust from November 1, 1996 until May 19, 1998.

NOTE 2 - SECURITIES

The amortized cost and market values of securities held for investment on December 31 were (dollars in thousands):


                                         1998
                -------------------------------------------------------
                                  Gross       Gross
                  Amortized     Unrealized  Unrealized      Market
                    Cost          Gains       Losses         Value
                --------------  ----------  -----------  --------------

Mortgage-backed
  securities        $ 201,190       $ 227       $ (197)      $ 201,220
                ==============  ==========  ===========  ==============

                                        1997
                -------------------------------------------------------
                                  Gross       Gross
                  Amortized     Unrealized  Unrealized      Market
                    Cost          Gains       Losses         Value
                --------------  ----------  -----------  --------------

Mortgage-backed
  securities        $ 478,371     $ 1,975       $ (855)      $ 479,491
                ==============  ==========  ===========  ==============

The amortized cost and market values of securities available for sale on December 31 were (dollars in thousands):


                                        1998
                -------------------------------------------------------
                                  Gross       Gross
                  Amortized     Unrealized  Unrealized      Market
                    Cost          Gains       Losses         Value
                --------------  ----------  -----------  --------------

Mortgage-backed
  securities      $ 8,574,517    $224,796      $(4,715)    $ 8,794,598
                ==============  ==========  ===========  ==============


                                        1997
                -------------------------------------------------------
                                  Gross       Gross
                  Amortized     Unrealized  Unrealized      Market
                    Cost          Gains       Losses         Value
                --------------  ----------  -----------  --------------

Mortgage-backed
  securities     $ 21,765,182    $275,870     $(18,628)   $ 22,022,424
                ==============  ==========  ===========  ==============


Gross gains of approximately $201.3 million and $22.9 million were realized on sales of available for sale securities during 1998 and 1997, respectively.

The expected maturities of securities held for investment and securities available for sale on December 31, 1998 are summarized in the following tables (dollars in thousands). Actual maturities may differ from contractual maturities or maturities shown below since borrowers may have the right to prepay obligations with or without prepayment penalties.



                                                     SECURITIES HELD FOR INVESTMENT

                                                                                        NET
                                          AMORTIZED              MARKET              UNREALIZED
                                            COST                  VALUE            GAINS (LOSSES)
                                       ----------------      ----------------      ---------------
Due in one year or less                       $ 22,273              $ 22,327                 $ 54
Due after one year through five years           77,582                77,521                  (61)
Due after five years through ten years          40,137                40,201                   64
Due after ten years                             61,198                61,171                  (27)
                                       ----------------      ----------------      ---------------
                                             $ 201,190             $ 201,220                 $ 30
                                       ================      ================      ===============


                                                     SECURITIES AVAILABLE FOR SALE

                                                                                        NET
                                          AMORTIZED              MARKET              UNREALIZED
                                            COST                  VALUE            GAINS (LOSSES)
                                       ----------------      ----------------      ---------------

Due in one year or less                        $ 3,013               $ 3,062                 $ 49
Due after one year through five years          287,307               296,124                8,817
Due after five years through ten years         117,721               118,678                  957
Due after ten years                          8,166,476             8,376,734              210,258
                                       ----------------      ----------------      ---------------
                                           $ 8,574,517           $ 8,794,598            $ 220,081
                                       ================      ================      ===============

On December 31, 1998, the valuation allowance for securities available for sale increased accumulated other comprehensive income by $52.9 million.

NOTE 3 - LOANS

The following table presents the composition of loans on December 31 (dollars in thousands):


                                                             1998                  1997
 ----------------------------------------------------------------------------------------------
 Residential mortgage                                       $ 13,052,858          $ 16,551,952
 Other consumer loans                                             21,997                39,281
 Commercial real estate                                           17,323                21,585
                                                     --------------------  --------------------
     Total loans, net of unearned income                    $ 13,092,178          $ 16,612,818
                                                     ====================  ====================


Mortgage loans collateralizing mortgage-backed bonds were comprised of the following on December 31 (dollars in thousands):


                                                             1998                  1997
 ----------------------------------------------------------------------------------------------
 Adjustable-rate                                             $ 2,419,756           $ 4,604,436
 Fixed-rate                                                    1,265,581             1,331,860
                                                     --------------------  --------------------
    Total mortgage loans                                     $ 3,685,337           $ 5,936,296
                                                     ====================  ====================

Transactions in the allowance for credit losses on December 31 were (dollars in thousands):

                                                            1998           1997           1996
--------------------------------------------------------------------------------------------------
Balance on January 1                                         $41,412       $ 42,396     $17,805
Net loans charged off                                         (4,213)          (986)        (15)
Provision for credit losses                                      400              -           -
Other                                                              -              2      24,606
                                                         -----------------------------------------
Balance on December 31                                       $37,599       $ 41,412     $42,396
                                                         =========================================

Main Place had $109.8 million of nonperforming loans on December 31, 1998 and $66.8 million on December 31, 1997. Foreclosed properties on December 31, 1998 were $9.1 million compared to $1.2 million on December 31, 1997.

During 1998, Main Place securitized residential mortgage loans with a book value of $1.9 billion and retained the securities in its available for sale securities portfolio.

NOTE 4 - AFFILIATE TRANSACTIONS

Main Place maintains its cash and cash equivalent accounts with NationsBank, N.A. Main Place had $12.0 billion and $18.0 billion of time deposits placed with NationsBank, N.A for the years ended December 31, 1998 and 1997, respectively. Interest income on time deposits for the years ended December 31, 1998 and 1997 was $785.0 million and $370.7 million, respectively.

On December 31, 1998 and 1997, Main Place had $188.3 million and $397.0 million, respectively, of accounts receivable from affiliates of the Corporation. These receivables are related to mortgage payments and securities principal and interest payments in process, which generally clear within 30 days.

On December 31, 1998 and 1997, Main Place had $8.7 billion and $22.1 billion, respectively, in outstanding securities sold under agreements to repurchase from NationsBank, N.A. and NationsBanc Montgomery Securities LLC, wholly owned indirect subsidiaries of the Corporation. Interest expense on these securities for the years ended December 31, 1998 and 1997 was $862.3 million and $357.6 million, respectively. Main Place has entered into agreements with NationsBanc Mortgage Corporation (NationsBanc Mortgage), a wholly owned indirect subsidiary of the Corporation, and with NationsBank, N.A. for the servicing and administration of its mortgage portfolio. Servicing fees paid to NationsBanc Mortgage approximated $34.9 million and $31.3 million for the years ended December 31, 1998 and 1997, respectively, and are included in "Other operating expenses" on the accompanying statement of income.

From time to time, Main Place purchases certain mortgage loans originated by NationsBanc Mortgage. Main Place purchased $3.1 billion and $4.8 billion of loans from NationsBanc Mortgage for the years ended December 31, 1998 and 1997, respectively. In addition, during 1998, Main Place purchased $790 million of loans from NationsBank, N.A. and $425 million of loans in the secondary market through NationsBanc Mortgage.

During the first quarter of 1998, NationsBank, N.A. contributed $75.2 million in available for sale securities to Main Place. During 1997, NationsBank, N.A. contributed approximately $20.2 billion in mortgage-backed securities and collateralized mortgage obligations, approximately $16.0 million of mortgage loans and $25.0 million in cash to Main Place. The contributions received by Main Place were recorded at the book value of the assets contributed by NationsBank, N.A.

In 1998, Main Place made a $10.0 billion distribution.

At December 31, 1998, Main Place had a revolving line of credit agreement with NationsBank, N.A. for the benefit of the trustee under the Series 1995-2 Mortgage-Backed Bonds. The maximum borrowing allowed under this agreement is $82.5 million (expires in 2000). The borrowings bear interest at prime and are subject to a .25 percent per annum commitment fee on the unused portion of the facility. There have been no borrowings under this agreement.

Additionally, a subsidiary of NationsBank, N.A., Bank of America Technology & Operations, Inc., provides data processing and other support services to Main Place and certain other subsidiaries of the Corporation. These services included the completion of substantially all of Main Place's Year 2000 software conversion projects as of December 31, 1998. The related costs, which are expensed when billed, are included in "Other operating expenses." Bank of America Technology & Operations, Inc. is reimbursed through affiliate allocations to the other subsidiaries. For further information related to the Corporation's Year 2000 efforts, refer to the section entitled "Year 2000 Project" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 5 - LONG-TERM DEBT

In September 1994, the Securities and Exchange Commission declared effective MPFC's shelf registration statement (Registration Statement) to issue up to $4 billion of Mortgage-Backed Bonds (Bonds). The obligations of MPFC under the Bonds were assumed by Main Place pursuant to the merger of MPREIT with and into Main Place Funding, LLC on December 23, 1998. The Bonds, which were issued in series pursuant to separate indentures, are generally subject to the following terms. The Bonds, collateralized primarily by mortgage loans on 1-to-4 family dwellings, are obligations solely of Main Place. The Bonds are not prepayable at the option of Main Place, but are subject to redemption in whole or in part under certain circumstances. Under the terms of an indenture relating to each series of Bonds, Main Place must maintain a minimum amount of eligible collateral, which is determined on a discounted basis and may consist of mortgage loans, certain U.S. agency mortgage pass-through certificates, U.S. government securities and cash held by a trustee (the Trustee). The types, characteristics and permitted amounts of eligible collateral are subject to change from time to time without the consent of the bondholders if such changes would not adversely affect the ratings assigned to the Bonds. In the event such collateral requirements are not met with respect to any series, Main Place must provide additional or substitute mortgage loans or other acceptable collateral with respect to such series to meet the required amounts of eligible collateral and/or repurchase Bonds in an amount sufficient to meet collateral requirements. If sufficient eligible collateral is not supplied and/or sufficient Bonds are not repurchased, Main Place must redeem a portion of the outstanding Bonds of such series such that the existing amount of the eligible collateral meets the collateral requirements of the indenture relating to the Bonds of such series that remain outstanding after the redemption. Although there is no remaining capacity under Main Place's existing shelf registration statement, Main Place may file, from time to time, additional registration statements for the issuance of additional securities.

The following table displays the primary terms of Main Place's 1995-2 and 1997-1 Mortgage-Backed Bonds as of December 31, 1998 (dollars in thousands):


                                                    SERIES           SERIES
                                                    1995-2           1997-1
                                                   (ISSUED          (ISSUED
                                                 OCTOBER 1995)     MARCH 1997)
                                             ----------------------------------

Amount issued                                       $1,500,000      $1,000,000
Reference rate                                     3-mo. LIBOR     3-mo. LIBOR
                                                       +17 bps          +5 bps
Period-end interest rate                                5.374%          5.300%
Maturity                                                  2000            2000
Mortgage loans collateralizing mortgage-backed bonds:
     Collateral - book value                        $2,240,356      $1,444,981
     Collateral - discounted value                   1,861,220       1,265,277
     Collateral - approximate amount exceeding
          minimum indenture requirements               279,000         210,000



On July 17, 1998, Main Place repaid its obligations on the Series 1995-1 Mortgage-Backed Bonds of $1.5 billion.

Interest expense on the Series 1995-1, 1995-2 and 1997-1 Bonds for the year ended December 31, 1998 was $197.2 million compared to $227.9 million for the year ended December 31, 1997.

NOTE 6 - INCOME TAXES

Due to Main Place's tax status as discussed in Note 1, no current or deferred tax expense has been provided after October 14, 1998. The components of income tax expense for the years ended December 31 were (dollars in thousands):


                                                                1998           1997         1996
                                                             ------------  ------------- ------------
CURRENT PORTION - EXPENSE
     Federal                                                   $ 574,968      $ 424,584     $ 67,742
     State                                                        21,221              -          611
                                                             ------------  ------------- ------------
                                                                 596,189        424,584       68,353
                                                             ------------  ------------- ------------
DEFERRED PORTION - (BENEFIT) EXPENSE
     Federal                                                     (32,475)        27,277        5,198
     State                                                        (1,092)         1,092            -
                                                             ------------  ------------- ------------
                                                                 (33,567)        28,369        5,198
                                                             ------------  ------------- ------------
     Total income tax expense                                  $ 562,622      $ 452,953     $ 73,551
                                                             ============  ============= ============


A reconciliation of the expected federal income tax expense, based on the federal statutory rate of 35 percent for 1998, 1997 and 1996, to the actual income tax expense for the years ended December 31 is as follows (dollars in thousands):

                                                                1998           1997         1996
                                                             ------------  ------------- ------------
Expected federal tax expense                                   $ 819,499      $ 452,953     $ 75,848
Increase (decrease) in taxes resulting from
     Reorganization of subsidiary                               (263,481)             -            -
     State tax expense, net of federal benefit                    12,702          1,092          397
     Other                                                        (6,098)        (1,092)      (2,694)
                                                             ------------  ------------- ------------
     Total income tax expense                                  $ 562,622      $ 452,953     $ 73,551
                                                             ============  ============= ============


Significant components of Main Place's deferred tax (liabilities) and assets on December 31 are as follows (dollars in thousands):


                                                                                 1997         1996
                                                                           ------------- ------------
DEFERRED TAX LIABILITIES
     Allowance for credit losses                                                 $ (350)        $ (5)
     Securities available for sale                                              (90,035)      (3,177)
     Deferred income                                                            (47,448)      (5,576)
     Other, net                                                                  (1,092)           -
                                                                           ------------- ------------
          Gross deferred tax liabilities                                       (138,925)      (8,758)
                                                                           ------------- ------------

DEFERRED TAX ASSETS
     Discount accretion                                                           3,414            -
     Deferred mortgage origination fee and interest
       income recognition                                                         6,982            -
     Other, net                                                                   4,927          383
                                                                           ------------- ------------
          Gross deferred tax assets                                              15,323          383
                                                                           ------------- ------------
Net deferred tax liabilities                                                 $ (123,602)    $ (8,375)
                                                                           ============= ============


There were no deferred tax assets or liabilities at December 31, 1998 due to Main Place's tax status (see Note 1). Current income taxes payable to the Corporation of $572 million and $14 million are included in the accompanying balance sheet as of December 31, 1998 and 1997, respectively.

NOTE 7 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of the estimated fair values of financial instruments. The fair value of an instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Fair values of items for which no quoted market price is available have been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. The estimation methods for individual classifications of financial instruments are more fully described below. Different assumptions could significantly affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual instruments' values and should not be considered an indication of the fair value of Main Place.

SHORT-TERM FINANCIAL INSTRUMENTS

The carrying value of short-term financial instruments, including cash and cash equivalents, repurchase agreements, accounts receivable from affiliates, interest receivable and amounts due from the Trustee, approximates the fair value. These financial instruments generally expose Main Place to limited credit risk and have no stated maturities or maturities of less than 30 days.

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

LONG-TERM DEBT

The Series 1995-2 and Series 1997-1 Mortgage-Backed Bonds are variable rate instruments and the fair value approximated book value at December 31, 1998 and 1997.

SECURITIES HELD FOR INVESTMENT AND SECURITIES AVAILABLE FOR SALE

The carrying value of securities held for investment and securities available for sale approximates the fair value.

The book and fair values of financial instruments for which book and fair value differed on December 31 were (dollars in thousands):


                                                     1998                               1997
                                       --------------------------------------------------------------------
                                            BOOK             FAIR              BOOK             FAIR
                                            VALUE            VALUE             VALUE            VALUE
-----------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
   Loans, net of unearned income           $13,092,178     $ 13,510,477      $ 16,612,818     $ 16,734,535


For all other financial instruments, book value approximates fair value.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Members of Main Place Funding, LLC

Our audits of the financial statements referred to in our report dated March 31, 1999 also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 31, 1999


MAIN PLACE FUNDING, LLC
SCHEDULE IV. MORTGAGE LOANS ON REAL ESTATE
December 31, 1998 (DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 Principal Amount
                                                             Final                                Carrying       of Loans Subject
                                            Interest        Maturity            Periodic         Amount of        to Delinquent
             Description                      Rate            Date           Payment Terms     Mortgage Loans   Principal/Interest
----------------------------------------------------------------------------------------------------------------------------------
Conventional loans balance
     $0 to $50...........................6.00% to 10.00%     Varies      Interest and               $ 665,440           $ 11,527
                                                                           principal monthly
     $50 to $100.........................6.00% to 10.00%     Varies      Interest and               1,176,151             24,626
                                                                           principal monthly
     $100 to $150........................6.00% to 10.00%     Varies      Interest and                 757,951             12,682
                                                                           principal monthly
     $150 to $200........................6.00% to 10.00%     Varies      Interest and                 528,501              6,573
                                                                           principal monthly
     Greater than $200.................. 6.00% to 10.00%     Varies      Interest and                 788,074             10,012
                                                                           principal monthly

Government loans balance
     $0 to $50...........................6.00% to 10.00%     Varies      Interest and                  16,024                889
                                                                           principal monthly
     $50 to $100.........................6.00% to 10.00%     Varies      Interest and                 148,348              5,575
                                                                           principal monthly
     $100 to $150........................6.00% to 10.00%     Varies      Interest and                  72,238              5,693
                                                                           principal monthly
     $150 to $200........................6.00% to 10.00%     Varies      Interest and                  12,900                679
                                                                           principal monthly
     Greater than $200.................. 7.01% to 9.50%      Varies      Interest and                   1,101                  -
                                                                           principal monthly

Jumbo loans balance
     Greater than $200.................. 6.00% to 10.00%     Varies      Interest and               8,137,241             40,060
                                                                           principal monthly

  Loans serviced by others.........      6.46% to 10.18%     Varies      Interest and                 788,209             14,728
                                                                           principal monthly
---------------------------------------------------------------------------------------------------------------------------------

Total mortgage loans on
   real estate...................................................................................$ 13,092,178            133,044
=================================================================================================================================

The loans in the table above are secured primarily by single-family dwellings with initial maturities ranging from 15 to 30 years. A summary of activity of loans, net of unearned income, for the years ended December 31, 1998, 1997 and 1996 is on the following page:

                                                            1998                         1997                       1996
                                                  --------------------------  ---------------------------  ------------------------
BALANCE AT BEGINNING OF PERIOD                                 $ 16,612,818                 $ 14,704,375               $ 4,523,744

ADDITIONS DURING THE PERIOD
   Purchases of mortgage loans                                    4,339,301                    4,822,224                         -
   Loans contributed from affiliate                                       -                       16,019                12,222,202
   Other                                                                  -                            -                    25,074
                                                  --------------------------  ---------------------------  ------------------------
                                                                  4,339,301                    4,838,243                12,247,276

  Collections of principal                                        5,928,302                    2,389,677                 1,259,402
  Loans distributed to parent                                             -                            -                    52,030
  Loans securitized                                               1,903,041                      537,924                   755,213
  Other                                                              28,598                        2,199                         -
                                                  --------------------------  ---------------------------  ------------------------
                                                                  7,859,941                    2,929,800                 2,066,645
                                                  --------------------------  ---------------------------  ------------------------
BALANCE AT CLOSE OF PERIOD                                     $ 13,092,178                 $ 16,612,818              $ 14,704,375
                                                  ==========================  ===========================  ========================


                             MAIN PLACE FUNDING, LLC
                                    FORM 10-K
                                INDEX TO EXHIBITS*


Exhibit No.           Description
-----------           -----------

2 (a)                 Agreement of Merger merging Main Place Holdings Corporation into Main Place Holdings,
                      LLC, dated as of October 15, 1998.

2 (b)                 Agreement and Plan of Merger between Main Place Real Estate Investment Trust and Main
                      Place Funding, LLC, dated as of December 22, 1998.

3 (a)                 Limited Liability Company Agreement of Main Place Holdings, LLC, dated as of October
                      15, 1998.

3 (b)                 Amended and Restated Limited Liability Company Agreement of Main Place Funding, LLC,
                      dated as of December 14, 1998.

4 (a)                 Indenture dated as of October 31, 1995, between MPFC and First Trust National
                      Association, pursuant to which MPFC issued Mortgage-Backed Bonds, Series 1995-2, bearing interest at the three-month LIBOR rate plus 17 basis points, due 2000, incorporated by reference to Exhibit 4.1 of MPFC's Current Report on Form 8-K dated
                      October 31, 1995.

4 (b)                 First Supplemental Indenture dated as of November 1, 1996 to Indenture dated as of
                      October 31, 1995 between MPFC and First Trust National Association, as Trustee,
                      incorporated by reference to Exhibit 4 (b) of the registrant's Quarterly Report on
                      Form 10-Q dated November 14, 1996.

4 (c)                 Indenture of Trust dated as of March 18, 1997, between the registrant and First Trust
                      National Association, as Trustee, incorporated by reference to Exhibit 4 (a) of the registrant's Quarterly Report on Form 10-Q dated May 13, 1997.

4 (d)                 Second Supplemental Indenture, dated as of December 23, 1998, between Main Place
                      Funding, LLC and U.S. Bank Trust National Association, as Trustee, in connection with the Indenture dated as of October 31, 1995.

4 (e)                 First Supplemental Indenture, dated as of December 23, 1998, between Main Place
                      Funding, LLC and U.S. Bank Trust National Association, as Trustee, in connection with the Indenture dated as of March 18, 1997.

4 (f)                 Assignment and Assumption Agreement between NationsBank, N.A. and Main Place Trust, dated as of December 14, 1998.

4 (g)                 Trust Agreement of Main Place Trust, dated as of December 14, 1998.

10 (a)                Servicing Agreement dated as of July 18, 1995, between MPFC and NationsBanc Mortgage
                      Corporation, incorporated by reference to Exhibit 10.1 of MPFC's Current Report on
                      Form 8-K dated July 18, 1995.

10 (b)                Servicing Agreement dated as of October 31, 1995, between MPFC and NationsBanc
                      Mortgage Corporation, incorporated by reference to Exhibit 10.1 of MPFC's Current
                      Report on Form 8-K dated October 31, 1995.

10 (c)                Servicing Agreement dated November 1, 1996, between MPREIT and NationsBanc Mortgage
                      Corporation, incorporated by reference to Exhibit 10 (l) of the registrant's
                      Quarterly Report on Form 10-Q dated November 14,1996.



10 (d)                Servicing Agreement dated as of November 1, 1996, between MPREIT and NationsBank,
                      N.A., incorporated by reference to Exhibit 10 (m) of the registrant's Quarterly
                      Report on Form 10-Q dated November 14,1996.

10 (e)                Servicing Agreement dated as of March 18, 1997, between the registrant and
                      NationsBanc Mortgage Corporation, incorporated by reference to Exhibit 10 (a) of the registrant's Quarterly Report on Form 10-Q dated May 13, 1997.

10 (f)                Contribution Agreement dated as of August 18, 1997 between MPREIT and Main Place
                      Holdings Corporation, incorporated by reference to Exhibit 10 (p) of the registrant's
                      Annual Report on Form 10-K dated March 31, 1998.

10 (g)                Contribution Agreement dated as of September 10, 1997 between MPREIT and Main Place
                      Holdings Corporation, incorporated by reference to Exhibit 10 (q) of the registrant's
                      Annual Report on Form 10-K dated March 31, 1998.

10 (h)                Contribution Agreement dated as of September 29, 1997 between MPREIT and Main Place
                      Holdings Corporation, incorporated by reference to Exhibit 10 (r) of the registrant's
                      Annual Report on Form 10-K dated March 31, 1998.

10 (i)                Contribution Agreement dated as of October 21, 1997 between MPREIT and Main Place
                      Holdings Corporation, incorporated by reference to Exhibit 10 (s) of the registrant's
                      Annual Report on Form 10-K dated March 31, 1998.

10 (j)                Contribution Agreement dated as of October 23, 1997 between MPREIT and Main Place
                      Holdings Corporation, incorporated by reference to Exhibit 10 (t) of the registrant's
                      Annual Report on Form 10-K dated March 31, 1998.

10 (k)                Contribution Agreement dated as of October 29, 1997 between MPREIT and Main Place
                      Holdings Corporation, incorporated by reference to Exhibit 10 (u) of the registrant's
                      Annual Report on Form 10-K dated March 31, 1998.

10 (l)                Contribution Agreement dated as of October 30, 1997 between MPREIT and Main Place
                      Holdings Corporation, incorporated by reference to Exhibit 10 (v) of the registrant's
                      Annual Report on Form 10-K dated March 31, 1998.

10 (m)                Contribution Agreement dated as of October 31, 1997 between MPREIT and Main Place
                      Holdings Corporation, incorporated by reference to Exhibit 10 (w) of the registrant's
                      Annual Report on Form 10-K dated March 31, 1998.

10 (n)                Contribution Agreement dated as of November 24, 1997 between MPREIT and Main Place
                      Holdings Corporation, incorporated by reference to Exhibit 10 (x) of the registrant's
                      Annual Report on Form 10-K dated March 31, 1998.

10 (o)                Contribution Agreement dated as of November 25, 1997 between MPREIT and Main Place
                      Holdings Corporation, incorporated by reference to Exhibit 10 (y) of the registrant's
                      Annual Report on Form 10-K dated March 31, 1998.

10 (p)                Contribution Agreement dated as of November 28, 1997 between MPREIT and Main Place
                      Holdings Corporation, incorporated by reference to Exhibit 10 (z) of the registrant's
                      Annual Report on Form 10-K dated March 31, 1998.

10 (q)                Contribution Agreement dated as of December 1, 1997 between MPREIT and Main Place
                      Holdings Corporation, incorporated by reference to Exhibit 10 (aa) of the registrant's Annual Report on Form 10-K dated March 31, 1998.

10 (r)                Contribution Agreement dated as of December 24, 1997 between MPREIT and Main Place
                      Holdings Corporation, incorporated by reference to Exhibit 10 (bb) of the registrant's Annual Report on Form 10-K dated March 31, 1998.

10 (s)                Contribution Agreement dated as of January 1, 1998, between MPREIT and Main Place
                      Holdings Corporation, incorporated by reference to Exhibit 10 of the registrant's
                      Quarterly Report on Form 10-Q dated May 15, 1998.

12                    Ratio of Earnings to Fixed Charges.

23                    Consent of PricewaterhouseCoopers LLP.




27                    Financial Data Schedule.

               * The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.