Form 10-Q
period 1999-03-31
MAIN PLACE FUNDING LLC
filed 1999-05-17
CIK 927627

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1999

                                       or

         [   ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                         Commission File Number 333-74817
                                                ---------

                            MAIN PLACE FUNDING, LLC
                            -----------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                  57-0236115
--------                                                  ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

                  100 North Tryon Street, Charlotte, NC 28255
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

On May 17, 1999, there were no shares of common stock outstanding. As of May 17, 1999, members' interests consisted of ownership percentages of 99 percent and 1 percent for NationsBank, N.A. and Main Place Trust, respectively.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

MAIN PLACE FUNDING, LLC
March 31, 1999 FORM 10-Q


INDEX
                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statement of Income for the Three Months Ended
         March 31, 1999 and 1998                                              3

         Balance Sheet on March 31, 1999 and December 31, 1998                4

         Statement of Cash Flows for the Three Months Ended
         March 31, 1999 and 1998                                              5

         Statement of Changes in Members' and Shareholders'
         Equity for the Three Months Ended March 31, 1999 and 1998            6

         Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                             11

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    12

Signature                                                                    13

Index to Exhibits                                                            14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


MAIN PLACE FUNDING, LLC
STATEMENT OF INCOME
(Dollars in Thousands)

                                                              Three Months
                                                             Ended March 31
                                                         -----------------------
                                                               1999         1998
--------------------------------------------------------------------------------

INCOME
   Interest and fees on loans                             $ 233,069    $ 312,799
   Interest on securities                                   141,756      384,267
   Interest on time deposits placed                         154,608      246,354
   Gains on sales of available for sale securities            2,498        1,274
                                                          ----------------------
      Total income                                          531,931      944,694
                                                          ----------------------

EXPENSES
   Interest on securities sold under agreements
      to repurchase                                          89,939      301,157
   Interest on long-term debt                                33,268       59,991
   Provision for credit losses                                    -        7,400
   Other operating expenses                                   6,320       10,424
                                                          ----------------------
      Total expenses                                        129,527      378,972
                                                          ----------------------

Income before income taxes                                  402,404      565,722
Income tax expense                                                -      198,003
                                                          ----------------------
NET INCOME                                                $ 402,404    $ 367,719
                                                          ======================

See accompanying notes to financial statements.


MAIN PLACE FUNDING, LLC
BALANCE SHEET
(Dollars in Thousands)

                                                        March 31     December 31
                                                            1999            1998
--------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                         $ 1,365,716    $ 2,219,988
   Time deposits placed with affiliates               13,600,000     12,000,000
   Securities:
      Held for investment, at cost (market value -
         $127,955 and $201,220)                          127,751        201,190
      Available for sale                               7,428,729      8,794,598
                                                     ---------------------------
         Total securities                              7,556,480      8,995,788
                                                     ---------------------------
   Amount due from Trustee                               201,492        272,237

   Loans, net of unearned income                      12,795,126     13,092,178
   Allowance for credit losses                           (36,873)       (37,599)
                                                     ---------------------------
      Loans, net of unearned income and allowance
         for credit losses                            12,758,253     13,054,579
                                                     ---------------------------
   Interest receivable                                   123,003        127,536
   Accounts receivable from affiliates                   141,861        188,333
   Other assets                                           77,052         92,445
                                                     ---------------------------
                                                     $35,823,857    $36,950,906
                                                     ===========================

LIABILITIES
   Accrued expenses                                  $     1,562    $       933
   Accrued expenses due to affiliates                    578,648        590,623
   Securities sold under agreements to
      repurchase from affiliates                       7,200,592      8,658,818
   Long-term debt                                      2,499,896      2,499,879
                                                     ---------------------------
                                                      10,280,698     11,750,253
                                                     ---------------------------

MEMBERS' EQUITY
   Accumulated other comprehensive income                160,183        220,081
   Contributed equity                                 24,980,572     24,980,572
   Undistributed income                                  402,404              -
                                                     ---------------------------
      Total members' equity                           25,543,159     25,200,653
                                                   -----------------------------
                                                     $35,823,857    $36,950,906
                                                   =============================

See accompanying notes to financial statements.


MAIN PLACE FUNDING, LLC
STATEMENT OF CASH FLOWS
(Dollars in Thousands)

                                                               Three Months
                                                              Ended March 31
                                                     ---------------------------
                                                           1999            1998
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                        $  402,404     $   367,719
   Reconciliation of net income to net cash
      provided by operating activities
      Gains on sales of securities                       (2,498)         (1,274)
      Provision for credit losses                             -           7,400
      Net decrease (increase) in amount due
         from Trustee                                    70,745        (152,236)
      Net decrease (increase) in interest
         receivable                                       4,533         (42,626)
      Net decrease in accounts receivable
         from affiliates                                 46,472         199,678
      Net increase (decrease) in accrued expenses           629        (123,299)
      Net (decrease) increase in accrued expenses
         due to affiliates                              (11,975)        280,411
      Other operating activities                         18,206         (27,173)
                                                     ---------------------------
         Net cash provided by operating activities      528,516         508,600
                                                     ---------------------------
INVESTING ACTIVITIES
   Proceeds from maturities of securities held
      for investment                                     73,792          88,610
   Proceeds from sales and maturities of securities
      available for sale                              1,312,767         981,686
   Purchases of securities available for sale                 -        (168,704)
   Net increase in time deposits placed with
      affiliates                                     (1,600,000)       (150,000)
   Purchases of loans                                (1,002,208)     (2,138,895)
   Collections of loans outstanding                   1,291,087       1,592,075
                                                     ---------------------------
      Net cash provided by investing activities          75,438         204,772
                                                     ---------------------------
FINANCING ACTIVITIES
   Net decrease in securities sold under
      agreements to repurchase                       (1,458,226)       (702,028)
                                                     ---------------------------
      Net cash used in financing activities          (1,458,226)       (702,028)
                                                     ---------------------------

Net (decrease) increase in cash and cash
   equivalents                                         (854,272)         11,344
Cash and cash equivalents at beginning of period      2,219,988       1,709,810
                                                     ---------------------------
Cash and cash equivalents at end of period           $1,365,716     $ 1,721,154
                                                     ===========================
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
   Securities available for sale contributed
      from affiliate                                          -          75,182
   Loans securitized and retained in the
      securities portfolio                                    -         550,963

See accompanying notes to financial statements.


MAIN PLACE FUNDING, LLC
STATEMENT OF CHANGES IN MEMBERS' AND SHAREHOLDERS' EQUITY
(Dollars in Thousands)

                                                                         Accumulated                           Total
                               Class A  Class B  Additional                    Other    Contri-      Undistri- Members' and  Compre-
                                 Trust    Trust     Paid-In    Retained  Comprehensive  buted        buted     Shareholders' hensive
                                Shares   Shares     Capital    Earnings      Income(1)  Equity       Income    Equity        Income
------------------------------------------------------------------------------------------------------------------------------------
BALANCE ON DECEMBER 31, 1997      $100   $1,100 $32,321,896  $  806,236       $167,207  $        -   $      -  $33,296,539
   Net income                                                   367,719                                            367,719 $367,719
   Other comprehensive income,
      net of tax                                                                 9,873                               9,873   9,873
   Comprehensive income                                                                                                    ---------
   Net assets contributed by                                                                                               $377,592
      NationsBank, N.A.                              75,182                                                         75,182 ========
   Other                                             (1,458)                                                        (1,458)
                               -------------------------------------------------------------------------------------------
BALANCE ON MARCH 31, 1998         $100   $1,100 $32,395,620  $1,173,955       $177,080 $         -   $      -  $33,747,855
                               ===========================================================================================
BALANCE ON DECEMBER 31, 1998      $  -   $    - $         -  $        -       $220,081 $24,980,572   $      -  $25,200,653
   Net income                                                                                         402,404      402,404 $402,404
   Other comprehensive income                                                  (59,898)                            (59,898) (59,898)
   Comprehensive income                                                                                                    ---------
                               ------------------------------------------------------------------------------------------- $342,506
BALANCE ON MARCH 31, 1999         $  -   $    - $         -  $        -       $160,183 $24,980,572   $402,404  $25,543,159 ========
                               ===========================================================================================

(1) Changes in Accumulated Other Comprehensive Income includes net unrealized gains (losses) on securities available for sale.


See accompanying notes to financial statements.

MAIN PLACE FUNDING, LLC
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

Main Place Funding, LLC (Main Place), a Delaware limited liability company, is a subsidiary of NationsBank, N.A., which is a wholly owned indirect subsidiary of Bank of America Corporation (the Corporation). On September 25, 1998, the Corporation's predecessor, NationsBank Corporation (NationsBank), reincorporated in Delaware, and on September 30, 1998, the former BankAmerica Corporation merged into NationsBank with the latter entity surviving. In connection with this merger, NationsBank changed its name to "BankAmerica Corporation." On April 28, 1999, BankAmerica Corporation changed its name to "Bank of America Corporation."

Main Place is the successor by merger of Main Place Real Estate Investment Trust (MPREIT) with and into Main Place. MPREIT was established on October 29, 1996 as a Maryland real estate investment trust to consolidate the acquisition, holding and management of certain closed-end residential mortgage loans owned by certain affiliates of the Corporation. MPREIT is the successor by merger of Main Place Funding Corporation (MPFC) as of November 1, 1996. On October 15, 1998, Main Place Holdings Corporation, the former parent of MPREIT, merged with and into Main Place, and on December 23, 1998, MPREIT merged with and into Main Place, its parent company. These mergers were each accounted for in a manner similar to a pooling of interests and, accordingly, the accompanying financial statements include the results of operations and financial condition of the combined entities since the beginning of the earliest period presented.

As of the December 23, 1998 merger, NationsBank, N.A. held a 99 percent membership interest in Main Place. The other 1 percent membership interest is held by Main Place Trust, a Delaware business trust. In connection with the merger of MPREIT with and into Main Place, all outstanding MPREIT Class A Trust Shares were cancelled. All outstanding MPREIT Class B Trust Shares were converted into rights to receive cash. As a result of the December 23, 1998 merger, Main Place's ownership interests are presented in the accompanying financial statements to reflect the equity structure of a limited liability company. As the surviving entity, Main Place issues and sells mortgage-backed bonds and acquires, owns, holds and pledges the related mortgage notes and other assets serving as collateral in connection therewith. In connection with the merger with MPREIT, Main Place assumed MPREIT's obligations under the Series 1995-2 and Series 1997-1 mortgage-backed bonds.

The information contained in the financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period classifications. Accounting policies followed in the presentation of interim financial results are presented in Note 1 on pages 12 to 14 of the Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - LOANS

The following table presents the composition of loans (dollars in thousands):

                                                        March 31     December 31
                                                            1999            1998
--------------------------------------------------------------------------------
Residential mortgage                                 $12,760,874     $13,052,858
Other consumer                                            18,681          21,997
Commercial real estate                                    15,571          17,323
                                                     ---------------------------
   Total loans, net of unearned income               $12,795,126     $13,092,178
                                                     ===========================

Mortgage loans collateralizing mortgage-backed bonds were comprised of the following (dollars in thousands):

                                                        March 31     December 31
                                                            1999            1998
--------------------------------------------------------------------------------
Adjustable-rate                                       $2,567,810      $2,419,756
Fixed-rate                                             1,149,179       1,265,581
                                                     ---------------------------
   Total mortgage loans                               $3,716,989      $3,685,337
                                                     ===========================

Transactions in the allowance for credit losses were as follows (dollars in thousands):

                                                              Three Months
                                                             Ended March 31
                                                         -----------------------
                                                           1999           1998
--------------------------------------------------------------------------------
Balance on January 1                                     $37,599        $41,412
Loans charged off                                           (866)          (621)
Recoveries of loans previously charged off                   140             59
Provision for credit losses                                    -          7,400
                                                         -----------------------
Balance on March 31                                      $36,873        $48,250
                                                         =======================

Main Place had $104.3 million of nonperforming loans on March 31, 1999 compared to $109.8 million on December 31, 1998. Foreclosed properties on March 31, 1999 totaled $11.5 million compared to $9.1 million on December 31, 1998.

NOTE 3 - AFFILIATE TRANSACTIONS

Main Place maintains its cash and cash equivalent accounts with NationsBank, N.A. As of March 31, 1999 and 1998, Main Place had $13.6 billion and $18.1 billion, respectively, of time deposits placed with NationsBank, N.A. Interest income on time deposits for the three months ended March 31, 1999 and 1998 was $154.6 million and $246.4 million, respectively.

At March 31, 1999 and 1998, Main Place had $141.9 million and $197.3 million, respectively, of accounts receivable from affiliates of the Corporation. These receivables are related to mortgage payments and securities principal and interest payments in process, which generally clear within 30 days.

On March 31, 1999 and 1998, Main Place had a total of $7.2 billion and $21.4 billion, respectively, outstanding in securities sold under agreements to repurchase from NationsBank, N.A. and NationsBanc Montgomery Securities LLC, wholly owned indirect subsidiaries of the Corporation. Interest expense on these securities for the three months ended March 31, 1999 and 1998 was $89.9 million and $301.2 million, respectively. Main Place has entered into agreements with NationsBanc Mortgage Corporation (NationsBanc Mortgage), a wholly owned indirect subsidiary of the Corporation, and with NationsBank, N.A. for the servicing and administration of its mortgage portfolio. Servicing fees paid to NationsBanc Mortgage approximated $5.7 million and $9.9 million for the three months ended March 31, 1999 and 1998, respectively, and are included in "Other operating expenses" on the accompanying statement of income.

From time to time, Main Place purchases certain mortgage loans originated by NationsBanc Mortgage. During the first three months of both 1999 and 1998, Main Place purchased $1.0 billion of loans from NationsBanc Mortgage. In addition, during the first quarter of 1998, Main Place purchased $695 million of loans from NationsBank, N.A., as well as $425 million of loans in the secondary market through NationsBanc Mortgage.

Accrued expenses due to affiliates as of March 31, 1999 and December 31, 1998 included $571.9 million of allocated income taxes payable to the Corporation. The allocated income tax expense was recognized prior to Main Place's conversion to a limited liability company on December 23, 1998.

During the first quarter of 1998, NationsBank, N.A. contributed $75.2 million in available for sale securities to Main Place. This contribution was recorded at the book value of the assets contributed.

At March 31, 1999, Main Place had a revolving line of credit agreement with NationsBank, N.A. for the benefit of the trustee under the Series 1995-2 Mortgage-Backed Bonds. The maximum borrowing allowed under this agreement, which expires in 2000, is $82.5 million. The borrowings bear interest at prime and are subject to a .25 percent per annum commitment fee on the unused portion of the facility. There have been no borrowings under this agreement.

Additionally, a subsidiary of NationsBank, N.A., Bank of America Technology & Operations, Inc., (formerly NationsBanc Services, Inc.), provides data processing and other support services to Main Place and certain other subsidiaries of the Corporation. These services included the completion of substantially all of Main Place's Year 2000 software conversion projects as of March 31, 1999. The related costs, which are expensed when billed, are included in "Other operating expenses." Bank of America Technology & Operations, Inc. is reimbursed through affiliate allocations to the other subsidiaries. For further information related to the Corporation's Year 2000 efforts, refer to the section entitled "Year 2000 Project" in the Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 1999.

NOTE 4 - LONG-TERM DEBT

The following table displays the primary terms of Main Place's 1995-2 and 1997-1 mortgage-backed bonds as of March 31, 1999 (dollars in thousands):

                                                        Series         Series
                                                        1995-2         1997-1
                                                        (Issued        (Issued
                                                     October 1995)   March 1997)
--------------------------------------------------------------------------------
Amount issued                                          $1,500,000     $1,000,000
Reference rate                                        3-mo. LIBOR    3-mo. LIBOR
                                                          +17 bps         +5 bps
Period-end interest rate                                   5.141%         5.050%
Maturity                                                     2000           2000
Mortgage loans and cash collateralizing
  mortgage-backed bonds:
    Collateral-book value                              $2,390,338     $1,540,034
    Collateral-discounted value                         1,820,794      1,234,679
    Collateral-approximate amount exceeding
       minimum indenture requirements                     238,000        180,000


Interest expense on the Series 1995-2 and 1997-1 mortgage-backed bonds for the three months ended March 31, 1999 was $33.3 million compared to interest expense on the Series 1995-1, 1995-2 and 1997-1 mortgage-backed bonds of $60.0 million for the same period in 1998. Main Place repaid its obligations on the Series 1995-1 mortgage-backed bonds of $1.5 billion on July 17, 1998.

On April 22, 1999, the Securities and Exchange Commission declared effective Main Place's registration statement for the issuances of up to $5.0 billion of additional securities. As of May 14, 1999, there has been no issuance under this registration statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Total net income for the first quarter of 1999 was $402.4 million, an increase of $34.7 million or 9.4 percent over the same period last year. The increase primarily resulted from the elimination of income tax expense upon reorganizing as a limited liability company on December 23, 1998, partially offset by a larger decrease in interest income than interest expense accompanying 1999 reductions in the loan and securities portfolios. When Main Place was reorganized as a limited liability company in 1998, it became a division of NationsBank, N.A. for income tax purposes. Accordingly, no income tax expense was recorded in the first quarter of 1999, compared to $198.0 million recorded in the first quarter of 1998.

Total income was $531.9 million in the first quarter of 1999, a decrease of $412.8 million or 43.7 percent from the same period last year. The decrease includes a $242.5 million decline in interest on securities resulting from a $14.1 billion reduction in the average balance of the securities portfolio to $8.1 billion in the first quarter of 1999 from $22.2 billion in the first quarter of 1998. The decrease also reflects a $91.7 million decline in interest on time deposits placed resulting from a $4.9 billion reduction in the average balance to $13.0 billion in the first quarter of 1999 from $17.9 billion in the first quarter of 1998 and a 75 basis point decrease in the average yield to
4.83 percent in the first quarter of 1999 from 5.58 percent in the first quarter of 1998. The remaining decrease is made up of a $79.7 million decline in interest and fees on loans resulting from a quarter-to-quarter reduction in outstanding loans, partially offset by a $1.2 million increase in gains on sales of available-for-sale securities.

Total expenses, including income taxes, were $129.5 million in the first quarter of 1999, a decrease of $447.4 million or 77.6 percent over the same period last year.

Interest expense on securities sold under agreements to repurchase decreased $211.2 million due to a $14.1 billion decrease in average borrowings to $7.8 billion in the first quarter of 1999 from $21.9 billion in the first quarter of 1998 and a 92 basis point decrease in the average rate paid to 4.66 percent in the first quarter of 1999 from 5.58 percent in the first quarter of 1998. In addition, interest expense on long-term debt decreased $26.7 million due to a lower average balance, reflecting the repayment of mortgage-backed bonds in the third quarter of 1998 and due to a reduction in the average rate paid on such borrowings to 5.32 percent in the first quarter of 1999 from 6.00 percent in the first quarter of 1998.

Other operating expenses, which primarily consist of mortgage servicing costs, decreased $4.1 million in the first quarter of 1999 compared to the same period last year due to a decrease in the average balance of mortgage loans outstanding.

Main Place made no provision for credit losses in the first quarter of 1999 due to the decline in the average balance of the loan portfolio throughout 1998 and the $5.5 million decrease in nonperforming loans to $104.3 million on March 31, 1999 from $109.8 million on December 31, 1998. Future economic conditions and changes in the loan portfolio may increase nonperforming loans.

For information related to the Corporation's Year 2000 efforts, refer to the section titled "Year 2000 Project" in the Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 1999.

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

                                  Main Place Funding, LLC
                                  -----------------------



Date:  May 17, 1999               /s/ NEIL A. COTTY
                                  ----------------------------------
                                      Neil A. Cotty
                                      Treasurer and Senior Vice President/
                                      Principal Financial and Accounting Officer
                                      (Principal Financial and Duly
                                      Authorized Officer)

                            MAIN PLACE FUNDING, LLC
                                   FORM 10-Q
                               INDEX TO EXHIBITS



Exhibit           Description
-------           -----------

12                Ratio of Earnings to Fixed Charges.

27                Financial Data Schedule.