Form 10-Q
period 1999-06-30
MAIN PLACE FUNDING LLC
filed 1999-08-16
CIK 927627

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1999

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to _______

                        Commission File Number 333-74817

                             MAIN PLACE FUNDING, LLC
             (Exact name of registrant as specified in its charter)

Delaware                                              57-0236115
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification Number)

                   100 North Tryon Street, Charlotte, NC 28255
               (Address of principal executive offices) (Zip Code)

                                   (704) 388-7436
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

On August 16, 1999, there were no shares of common stock outstanding. As of August 16, 1999, members' interests consisted of ownership percentages of 99 percent and 1 percent for Bank of America, N.A. and Main Place Trust, respectively.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Main Place Funding, LLC
June 30, 1999 Form 10-Q


Index

                                                                                               Page
Part I.  Financial Information

Item 1.  Financial Statements

         Statement of Income for the Three Months and Six Months
         Ended June 30, 1999 and 1998                                                            3

         Balance Sheet on June 30, 1999 and December 31, 1998                                    4

         Statement of Cash Flows for the Six Months Ended
         June 30, 1999 and 1998                                                                  5

         Statement of Changes in Members' and Shareholders' Equity for the
         Six Months Ended June 30, 1999 and 1998                                                 6

         Notes to Financial Statements                                                           7

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                                                 11

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                        12

Signature                                                                                        13

Index to Exhibits                                                                                14

                                        2


Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements
Main Place Funding, LLC
Statement of Income
(Dollars in Thousands)

                                                                        Three Months                 Six Months
                                                                       Ended June 30                Ended June 30
                                                               ---------------------------  --------------------------
                                                                   1999          1998          1999          1998
------------------------------------------------------------------------------------------  --------------------------
Income
    Interest and fees on loans                                     $228,403      $287,064      $461,472     $ 599,863
    Interest on securities                                          120,640       379,979       262,396       764,246
    Interest on time deposits placed                                108,662       191,653       263,270       438,007
    Gains on sales of securities                                      1,922        14,483         4,420        15,757
                                                               ---------------------------  --------------------------
       Total income                                                 459,627       873,179       991,558     1,817,873
                                                               ---------------------------  --------------------------

Expenses
   Interest on securities sold under agreements to repurchase        80,073       222,921       170,012       524,078
   Interest on long-term debt                                        41,060        59,931        74,328       119,922
   Provision for credit losses                                            -             -             -         7,400
   Other operating expenses                                           5,604        11,264        11,924        21,688
                                                               ---------------------------  --------------------------
       Total expenses                                               126,737       294,116       256,264       673,088
                                                               ---------------------------  --------------------------
Income before income taxes                                          332,890       579,063       735,294     1,144,785
Income tax expense                                                        -       202,672             -       400,675
                                                               ---------------------------  --------------------------
Net income                                                         $332,890      $376,391      $735,294     $ 744,110
                                                               ===========================  ==========================

See accompanying notes to financial statements.

                                        3


Main Place Funding, LLC
Balance Sheet
(Dollars in Thousands)

                                                                                          June 30        December 31
                                                                                            1999             1998
-----------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                               $1,037,689       $2,219,988
   Time deposits placed with affiliates                                                     4,000,000       12,000,000
   Securities:
       Held for investment, at cost (market value $164,912 and $201,220)                       85,913          201,190
       Available for sale                                                                   6,274,774        8,794,598
                                                                                       --------------------------------
              Total securities                                                              6,360,687        8,995,788
                                                                                       --------------------------------

   Loans, net of unearned income                                                           12,862,364       13,092,178
   Allowance for credit losses                                                                (36,998)         (37,599)
                                                                                       --------------------------------
       Loans, net of allowance for credit losses                                           12,825,366       13,054,579
   Interest receivable                                                                        108,552          127,536
   Accounts receivable from affiliates                                                         39,494          460,734
   Other assets                                                                                63,766           92,281
                                                                                       --------------------------------
       Total assets                                                                       $24,435,554      $36,950,906
                                                                                       ================================

Liabilities
    Accrued expenses                                                                          $ 2,605            $ 933
    Accrued expenses due to affiliates                                                        581,207          590,623
    Securities sold under agreements to repurchase from affiliates                          6,192,371        8,658,818
    Long-term debt                                                                          3,999,912        2,499,879
                                                                                       --------------------------------
       Total liabilities                                                                   10,776,095       11,750,253
                                                                                       --------------------------------

Members' Equity
     Contributed equity                                                                    13,395,436       24,980,572
     Undistributed income                                                                     200,370                -
     Accumulated other comprehensive income                                                    63,653          220,081
                                                                                       --------------------------------
       Total members' equity                                                               13,659,459       25,200,653
                                                                                       --------------------------------
          Total liabilities and members' equity                                           $24,435,554      $36,950,906
                                                                                       ================================

See accompanying notes to financial statements.

                                        4


Main Place Funding, LLC
Statement of Cash Flows
(Dollars in Thousands)

                                                                                           Six Months Ended
                                                                                               June 30
                                                                                  -----------------------------------
                                                                                       1999               1998
---------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                                           $ 735,294          $ 744,110
   Reconciliation of net income to net cash provided by operating activities
     Gains on sales of securities                                                          (4,420)           (15,757)
     Provision for credit losses                                                                -              7,400
     Net decrease in interest receivable                                                   18,984             16,781
     Net decrease in accounts receivable from affiliates                                  421,240            242,032
     Net increase in accrued expenses                                                       1,672            437,430
     Net decrease in accrued expenses due to affiliates                                    (9,416)           (82,664)
     Other operating activities                                                            28,276            (35,546)
                                                                                  -----------------------------------
           Net cash provided by operating activities                                    1,191,630          1,313,786
                                                                                  -----------------------------------

Investing Activities
   Proceeds from sales and maturities of securities held for investment                   117,095            168,872
   Proceeds from sales and maturities of securities available for sale                  2,390,442          2,271,218
   Purchases of securities available for sale                                             (13,184)          (168,485)
   Net decrease in time deposits placed with affiliates                                 8,000,000          3,400,000
   Purchases of loans                                                                  (2,178,396)        (2,942,902)
   Collections of loans outstanding                                                     2,276,561          3,049,303
                                                                                  -----------------------------------
            Net cash provided by investing activities                                  10,592,518          5,778,006
                                                                                  -----------------------------------

Financing Activities
    Net decrease in securities sold under agreements
        to repurchase                                                                  (2,466,447)        (7,606,236)
    Proceeds from issuance of long term debt                                            1,500,000                  -
    Distribution of capital to affiliates                                             (12,000,000)                 -
                                                                                  -----------------------------------
          Net cash used in financing activities                                       (12,966,447)        (7,606,236)
                                                                                  -----------------------------------

Net decrease in cash and cash equivalents                                              (1,182,299)          (514,444)
Cash and cash equivalents at beginning of period                                        2,219,988          1,709,810
                                                                                  -----------------------------------
Cash and cash equivalents at end of period                                            $ 1,037,689        $ 1,195,366
                                                                                  ===================================

Supplemental disclosure of noncash transactions
   Securities available for sale contributed from affiliate                                   $ -           $ 75,182
   Loans securitized and retained in the securities portfolio                                   -          1,520,041
   Distribution of loans to affiliates                                                    120,060                  -

See accompanying notes to financial statements.



Main Place Funding, LLC
Statement of Changes in Members' and Shareholders' Equity
(Dollars in Thousands)
                                                                                                Accumulated     Total
                               Class A  Class B Additional                                      Other         Members' and   Compre-
                                Trust   Trust   Paid-In    Retained  Contributed  Undistributed Comprehensive Shareholders'  hensive
                                Shares   Shares Capital    Earnings     Equity      Income      Income (1)      Equity        Income
------------------------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1997        $100  $1,100 $32,321,896 $ 806,236   $     -       $    -    $167,207   $33,296,539
   Net income                                                  744,110                                          744,110    $744,110
   Other comprehensive
     income, net of tax                                                                            86,581        86,581      86,581
                                                                                                                         -----------
   Comprehensive income                                                                                                    $830,691
                                                                                                                         ===========
   Net assets contributed by
       Bank of America, N.A.                         75,182                                                      75,182
   Other                                             (1,458)                                                     (1,458)
                                  -----------------------------------------------------------------------------------------
Balance on June 30, 1998             $100 $1,100 $32,395,620 $1,550,346   $     -     $    -     $253,788   $34,200,954
                                  =========================================================================================

Balance on December 31, 1998         $ -  $ -    $ -         $ -          $24,980,572 $      -   $220,081   $25,200,653
   Net income                                                                          735,294                  735,294    $735,294
   Other comprehensive income                                                                    (156,428)     (156,428)   (156,428)
                                                                                                                         -----------
   Comprehensive income                                                                                                    $578,866
                                                                                                                         ===========
   Distribution                                                           (11,585,136) (534,924)             (12,120,060)
                                  -----------------------------------------------------------------------------------------
Balance on June 30, 1999             $ -  $ -    $ -         $ -          $13,395,436 $200,370   $63,653    $13,659,459
                                  =========================================================================================

(1)  Changes in Accumulated Other Comprehensive Income includes net unrealized gains (losses) on securities available for sale.

See accompanying notes to financial statements.

                                        6

Main Place Funding, LLC
Notes to Financial Statements

Note 1 - Accounting Policies

Main Place Funding, LLC (Main Place), a Delaware limited liability company, is a subsidiary of Bank of America, N.A., which is a wholly owned indirect subsidiary of Bank of America Corporation (the Corporation). On September 25, 1998, the Corporation's predecessor, NationsBank Corporation (NationsBank), reincorporated in Delaware, and on September 30, 1998, the former BankAmerica Corporation merged into NationsBank with the latter entity surviving. In connection with this merger, NationsBank changed its name to "BankAmerica Corporation." On April 28, 1999, BankAmerica Corporation changed its name to "Bank of America Corporation." On July 5, 1999, NationsBank, N.A. changed its name to Bank of America, N.A. On July 23, 1999, Bank of America, N.A. merged into Bank of America NT&SA, and the surviving entity of that merger changed its name to Bank of America, N.A.

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

As of the December 23, 1998 merger, Bank of America, N.A. held a 99 percent membership interest in Main Place. The other 1 percent membership interest is held by Main Place Trust, a Delaware business trust. In connection with the merger of MPREIT with and into Main Place, all outstanding MPREIT Class A Trust Shares were cancelled. All outstanding MPREIT Class B Trust Shares were converted into rights to receive cash. As a result of the December 23, 1998 merger, Main Place's ownership interests are presented in the accompanying financial statements to reflect the equity structure of a limited liability company. As the surviving entity, Main Place issues and sells mortgage-backed bonds and acquires, owns, holds and pledges the related mortgage notes and other assets serving as collateral in connection therewith. In connection with the merger with MPREIT, Main Place assumed MPREIT's obligations under the Series 1995-2 and Series 1997-1 mortgage-backed bonds.

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

Note 2 - Loans

The following table presents the composition of loans (dollars in thousands):


                                                         June 30            December 31
                                                           1999                1998
----------------------------------------------------------------------------------------
Residential mortgage                                  $12,831,212           $13,052,858
Other consumer                                             16,250                21,997
Commercial real estate                                     14,902                17,323
                                                ----------------------------------------
    Total loans                                       $12,862,364           $13,092,178
                                                ========================================

Mortgage loans collateralizing mortgage-backed bonds were comprised of the following (dollars in thousands):

                                                         June 30            December 31
                                                            1999                1998
----------------------------------------------------------------------------------------
Adjustable-rate                                        $4,867,712            $2,419,756
Fixed-rate                                              1,576,687             1,265,581
                                                ----------------------------------------
   Total mortgage loans                                $6,444,399            $3,685,337
                                                ========================================



Transactions in the allowance for credit losses were as follows (dollars in thousands):

                                                       Six Months
                                                      Ended June 30
                                                 ------------------------
                                                    1999         1998
-------------------------------------------------------------------------
Balance on January 1                                 $37,599     $41,412
Loans charged off                                       (977)     (1,416)
Recoveries of loans previously charged off               376         119
Provision for credit losses                                -       7,400
                                                 ------------------------
Balance on June 30                                   $36,998     $47,515
                                                 ========================



Main Place had $97.1 million of nonperforming loans on June 30, 1999 compared to $109.8 million on December 31, 1998. Foreclosed properties on June 30, 1999 totaled $10.2 million compared to $9.1 million on December 31, 1998.

Note 3 - Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with Bank of America, N.A. As of June 30, 1999 and December 31,1998, Main Place had $4.0 billion and $12.0 billion, respectively, of time deposits placed with Bank of America, N.A. Interest income on time deposits for the three months and six months ended June 30, 1999 was $108.7 million and $263.3 million, respectively, compared to $191.7 million and $438.0 million for the same prior year periods.

At June 30, 1999 and December 31, 1998, Main Place had $39.5 million and $460.7 million, respectively, of accounts receivable from affiliates. These receivables are related to mortgage payments and securities principal and interest payments in process of collection, which generally clear within 30 days.

On June 30, 1999 and December 31, 1998, Main Place had $6.2 billion and $8.7 billion, respectively, of securities sold under agreements to repurchase from Bank of America, N.A. and Banc of America Securities LLC (formerly NationsBanc
Montgomery   Securities  LLC),   wholly-owned  indirect   subsidiaries  of  the
Corporation. Interest expense on these securities for the three months and six months ended June 30, 1999 was $80.1 million and $170.0 million, respectively, compared to $222.9 million and $524.1 million for the same 1998 periods. Main Place has entered into agreements with Bank of America, N.A. for the servicing and administration of its mortgage portfolio. Servicing fees paid to Bank of America, N.A. approximated $4.6 million and $10.3 million for the three months and six months ended June 30, 1999, respectively, compared to $9.0 million and $19.0 million for the same 1998 periods, and are included in "Other operating expenses" on the accompanying statement of income.

From time to time, Main Place purchases certain mortgage loans originated by Bank of America, N.A. During the six months ended June 30, 1999 and 1998, Main Place purchased $2.2 billion and $1.7 billion, respectively, of loans from Bank of America, N.A. In addition, during the six months ended June 30, 1998, Main Place purchased $695 million of loans from Bank of America, N.A., as well as $425 million of loans in the secondary market through Bank of America, N.A.

Accrued expenses due to affiliates as of June 30, 1999 and December 31, 1998 included $571.9 million of allocated income taxes payable to the Corporation. The allocated income tax expense was recognized prior to Main Place's conversion to a limited liability company on December 23, 1998.

During the second quarter of 1999, Main Place made a $12.0 billion cash distribution of capital of which $11.8 billion was made to Bank of America, N.A. and $0.1 billion was made to Main Place Trust. Main Place also made a $120.0 million loan distribution of which $118.8 was made to Bank of America, N.A. and $1.2 million was made to Main Place Trust, during the second quarter of 1999.

During the first quarter of 1998, Bank of America, N.A. contributed $75.2 million in available for sale securities to Main Place. This contribution was recorded at the book value of the assets contributed.

At June 30, 1999, Main Place had a revolving line of credit agreement with Bank of America, N.A. for the benefit of the trustee under the Series 1995-2 Mortgage-Backed Bonds. The maximum borrowing allowed under this agreement, which expires in 2000, is $82.5 million. The borrowings bear interest at prime and are subject to a 0.25 percent per annum commitment fee on the unused portion of the facility. There have been no borrowings under this agreement.

Additionally, a subsidiary of Bank of America, N.A., Bank of America Technology & Operations, Inc., (formerly NationsBanc Services, Inc.), provides data processing and other support services to Main Place and certain other subsidiaries of the Corporation. These services included the completion of substantially all of Main Place's Year 2000 software conversion projects as of June 30, 1999. The related costs, which are expensed when billed, are included in "Other operating expenses." Bank of America Technology & Operations, Inc. is reimbursed through affiliate allocations to the other subsidiaries. For further information related to the Corporation's Year 2000 efforts, refer to the section entitled "Year 2000 Project" in the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

Note 4 - Long-Term Debt

The following table displays the primary terms of Main Place's 1995-2, 1997-1, and 1999-1 mortgage-backed bonds as of June 30, 1999 (dollars in thousands):

                                                                    Series              Series              Series
                                                                    1995-2              1997-1              1999-1
                                                                    (Issued             (Issued             (Issued
                                                                 October 1995)        March 1997)          May 1999)
                                                               ---------------------------------------------------------
Amount issued                                                        $1,500,000          $1,000,000          $1,500,000
Reference rate                                                      3-mo. LIBOR         3-mo. LIBOR         3-mo. LIBOR
                                                                        +17 bps              +5 bps              +12bps
Period-end interest rate                                                 5.168%              5.268%              5.169%
Maturity                                                                   2000                2000                2002
Mortgage loans and cash collateralizing mortgage-backed bonds:
     Collateral - book value                                         $2,299,961          $1,612,336          $2,776,829
     Collateral - discounted value                                    1,717,806           1,286,639           2,171,027
     Collateral - approximate amount exceeding
          minimum indenture requirements                                135,306             231,639             588,527





Interest expense on the Series 1995-2, 1997-1 and 1999-1 mortgage-backed bonds for the three months and six months ended June 30, 1999 was $41.1 million and $74.3 million, respectively, compared to interest expense on the Series 1995-1, 1995-2 and 1997-1 mortgage-backed bonds of $59.9 million and $119.9 million for the same periods in 1998. Main Place repaid its obligations on the Series 1995-1 mortgage-backed bonds of $1.5 billion on July 17, 1998.

Item 2.  Management's Discussion and Analysis of Results of Operations and
                  Financial Condition

Total net income for the second quarter and first half of 1999 was $332.9 million and $735.3 million, respectively, representing decreases of $43.5 million and $8.8 million from the corresponding periods last year. The decrease primarily resulted from a decrease in interest income, partially offset by a decrease in interest expense and the elimination of income tax expense. The absence of income tax expense for the second quarter and first half of 1999 is due to Main Place's reorganization as a limited liability company on December 23, 1998, in which it became a division of Bank of America, N.A. for income tax purposes. Accordingly, no income tax expense was recorded in 1999. Income tax expense was $202.7 million and $400.7 million for the second quarter and first half of 1998.

Total income for the second quarter and first half of 1999 was $459.6 million and $991.6 million, respectively, representing decreases of $413.6 million and $826.3 million from the corresponding periods last year. The decreases include declines in interest income from the securities portfolio of $259.3 million and $501.9 million, respectively, resulting from reductions of $15.1 billion and $14.6 billion in the average balance of the securities portfolios. The decreases also include declines in interest on time deposits placed of $83.0 million and $174.7 million, respectively, resulting from reductions of $4.7 billion and $4.8 billion in the respective average balances, as well as a 76 basis point and 75 basis point decreases in average yields to 4.82 percent and 4.83 percent. The remaining decrease reflects a $58.7 million and $138.4 million decline in interest and fees on loans resulting from a consistent reduction in the loan portfolio, and a $12.6 million and $11.3 million decrease in gains on sales of available-for-sale securities.

Total expenses (excluding income taxes) for the second quarter and first half of 1999 were $126.7 million and $256.3 million, respectively, representing a decrease of $167.4 million and $379.0 million from the corresponding periods last year. The decreases include declines in interest expense on securities sold under agreements to repurchase of $142.8 million and $354.1 million, respectively, resulting from reductions of $9.3 billion and $11.7 billion in average borrowings, as well as a 76 basis point and an 85 basis point decreases in average rates to 4.82 percent and 4.73 percent. The decreases also include declines in interest expense on long-term debt of $18.9 million and $45.6 million, respectively, resulting from lower average balances due to repayment of mortgage-backed bonds in the third quarter of 1998, and resulting from a 71 basis point and a 70 basis point decrease in average rates to 5.28 percent and
5.30 percent. In addition, other operating expenses, which primarily consist of mortgage servicing costs, decreased $5.7 million and $9.8 million, respectively, resulting from the reduction in the average balances of mortgage loans outstanding in those periods.

Main Place made no provision for credit losses for the second quarter and first half of 1999 due to the decline in the average balance of the loan portfolio throughout 1998 and the $12.7 million decrease in nonperforming loans to $97.1 million on June 30, 1999 from $109.8 million on December 31, 1998. Future economic conditions and changes in the loan portfolio may increase nonperforming loans and, accordingly the level of the allowance for credit losses. The nature of the process by which Main Place determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After review of all relevant matters effecting loan collectibility, management believes that the allowance for credit losses is appropriate given its analysis of probable credit losses on June 30, 1999.

For information related to the Corporation's Year 2000 efforts, refer to the section titled "Year 2000 Project" in the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

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

                                       Main Place Funding, LLC
                                       ------------------------

 Date: August 16, 1999                /s/ Susan R. Faulkner
                                       ------------------------
                                      Treasurer and Senior Vice President/
                                      Principal Financial and Accounting Officer
                                      (Principal Financial and
                                       Duly Authorized Officer)

                             Main Place Funding, LLC
                                    Form 10-Q
                                Index to Exhibits



Exhibit           Description

12                Ratio of Earnings to Fixed Charges.

27                Financial Data Schedule.