Form 10-Q
period 1999-09-30
MAIN PLACE FUNDING LLC
filed 1999-11-15
CIK 927627

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)

         [ x ]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

On November 15, 1999, there were no shares of common stock outstanding. As of November 15, 1999, members' interests consisted of ownership percentages of 99 percent and 1 percent for Bank of America, N.A. and Main Place Trust, respectively.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Main Place Funding, LLC
September 30, 1999 Form 10-Q


Index

                                                                                                   Page
Part I.  Financial Information

Item 1.  Financial Statements

         Statement of Income for the Three Months and Nine Months
         Ended September 30, 1999 and 1998                                                           3

         Balance Sheet at September 30, 1999 and December 31, 1998                                   4

         Statement of Cash Flows for the Nine Months Ended
         September 30, 1999 and 1998                                                                 5

         Statement of Changes in Members' and Shareholders' Equity for the
         Nine Months Ended September 30, 1999 and 1998                                               6

         Notes to Financial Statements                                                               7

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                                                    11

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                           12

Signature                                                                                           13

Index to Exhibits                                                                                   14


Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements
Main Place Funding, LLC
Statement of Income
(Dollars in Thousands)

                                                                        Three Months               Nine Months
                                                                    Ended September 30          Ended September 30
                                                                 -------------------------  ---------------------------
                                                                    1999         1998           1999          1998
------------------------------------------------------------------------------------------  ---------------------------
Income:
    Interest and fees on loans                                      $229,322     $265,081       $690,794      $864,944
    Interest on securities                                           107,082      339,698        369,478     1,103,944
    Interest on time deposits placed                                  52,827      198,824        316,097       636,831
    Gains on sales of securities                                      40,486       42,099         44,906        57,856
                                                                 -------------------------  ---------------------------
       Total income                                                  429,717      845,702      1,421,275     2,663,575
                                                                 -------------------------  ---------------------------

Expense:
   Interest on securities sold under agreements to repurchase         76,020      184,799        246,032       708,877
   Interest on long-term debt                                         55,594       41,538        129,922       161,460
   Provision for credit losses                                             -       (5,000)             -         2,400
   Other operating expense                                             6,256        9,535         18,180        31,223
                                                                 -------------------------  ---------------------------
       Total expense                                                 137,870      230,872        394,134       903,960
                                                                 -------------------------  ---------------------------
Income before income taxes                                           291,847      614,830      1,027,141     1,759,615
Income tax expense                                                         -      102,380              -       503,055
                                                                 -------------------------  ---------------------------
Net income                                                          $291,847     $512,450     $1,027,141    $1,256,560
                                                                 =========================  ===========================
See accompanying notes to financial statements.




Main Place Funding, LLC
Balance Sheet
(Dollars in Thousands)

                                                                                         September 30    December 31
                                                                                             1999           1998
----------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                                 $ 773,851    $ 2,219,988
   Time deposits placed with affiliates                                                      4,250,000     12,000,000
   Securities:
       Held for investment, at cost (market value $62,809 and $201,220)                         62,788        201,190
       Available for sale                                                                    5,746,185      8,794,598
                                                                                        ------------------------------
              Total securities                                                               5,808,973      8,995,788
                                                                                        ------------------------------

   Loans, net of unearned income                                                            12,916,845     13,092,178
   Allowance for credit losses                                                                 (36,349)       (37,599)
                                                                                        ------------------------------
       Loans, net of allowance for credit losses                                            12,880,496     13,054,579
   Interest receivable                                                                         105,831        127,536
   Accounts receivable from affiliates                                                          25,341        460,734
   Other assets                                                                                 94,125         92,281
                                                                                        ------------------------------
       Total assets                                                                       $ 23,938,617   $ 36,950,906
                                                                                        ==============================

Liabilities
    Accrued expenses                                                                           $ 2,793          $ 933
    Accrued expenses due to affiliates                                                         583,895        590,623
    Securities sold under agreements to repurchase from affiliates                           5,438,987      8,658,818
    Long-term debt                                                                           3,999,929      2,499,879
                                                                                        ------------------------------
       Total liabilities                                                                    10,025,604     11,750,253
                                                                                        ------------------------------

Members' Equity
     Contributed equity                                                                     13,395,435     24,980,572
     Undistributed income                                                                      492,217              -
     Accumulated other comprehensive income                                                     25,361        220,081
                                                                                        ------------------------------
       Total members' equity                                                                13,913,013     25,200,653
                                                                                        ------------------------------
          Total liabilities and members' equity                                           $ 23,938,617   $ 36,950,906
                                                                                        ==============================

See accompanying notes to financial statements.



Main Place Funding, LLC
Statement of Cash Flows
(Dollars in Thousands)

                                                                                          Nine Months Ended
                                                                                             September 30
                                                                                  -----------------------------------
                                                                                       1999               1998
---------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                                         $ 1,027,141        $ 1,256,560
   Reconciliation of net income to net cash provided by operating activities
     Gains on sales of securities                                                         (44,906)           (57,856)
     Provision for credit losses                                                                -              2,400
     Net decrease in interest receivable                                                   21,705             28,025
     Net decrease in accounts receivable from affiliates                                  435,393            427,282
     Net increase (decrease) in accrued expenses                                            1,860           (126,369)
     Net (decrease) increase in accrued expenses due to affiliates                         (6,728)           609,450
     Other operating activities                                                               574            (89,113)
                                                                                  -----------------------------------
           Net cash provided by operating activities                                    1,435,039          2,050,379
                                                                                  -----------------------------------

Investing Activities
   Proceeds from sales and maturities of securities held for investment                   140,913            224,434
   Proceeds from sales and maturities of securities available for sale                  2,956,570          7,631,029
   Purchases of securities available for sale                                             (46,519)        (1,125,485)
   Net decrease in time deposits placed with affiliates                                 7,750,000          3,049,400
   Purchases of loans                                                                  (2,904,403)        (3,629,648)
   Collections of loans outstanding                                                     2,942,094          4,294,924
                                                                                  -----------------------------------
            Net cash provided by investing activities                                  10,838,655         10,444,654
                                                                                  -----------------------------------

Financing Activities
    Net decrease in securities sold under agreements
        to repurchase                                                                  (3,219,831)       (10,749,424)
    Proceeds from issuance of long-term debt                                            1,500,000                  -
    Retirement of long-term debt                                                                -         (1,499,797)
    Distribution of capital to members                                                (12,000,000)                 -
                                                                                  -----------------------------------
          Net cash used in financing activities                                       (13,719,831)       (12,249,221)
                                                                                  -----------------------------------

Net (decrease) increase in cash and cash equivalents                                   (1,446,137)           245,812
Cash and cash equivalents at beginning of period                                        2,219,988          1,709,810
                                                                                  -----------------------------------
Cash and cash equivalents at end of period                                              $ 773,851        $ 1,955,622
                                                                                  ===================================

Supplemental disclosure of noncash transactions
   Securities available for sale contributed from affiliate                                   $ -           $ 75,182
   Loans securitized and retained in the securities portfolio                                   -          1,903,041
   Distribution of loans to members                                                       120,061                  -

See accompanying notes to financial statements.



Main Place Funding, LLC
Statement of Changes in Members' and Shareholders' Equity
(Dollars in Thousands)
                                                                                                Accumulated      Total
                               Class A Class B Additional                                          Other      Members' and  Compre-
                                Trust   Trust   Paid-In     Retained  Contributed Undistributed Comprehensive Shareholders' hensive
                               Shares  Shares   Capital     Earnings     Equity      Income      Income (1)      Equity     Income
------------------------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1997    $100  $1,100  $32,321,896  $ 806,236      $     -     $     -     $167,207   $33,296,539
   Net income                                              1,256,560                                           1,256,560 $1,256,560
   Other comprehensive income,
       net of tax                                                                                  155,371       155,371    155,371
                                                                                                                         -----------
   Comprehensive income                                                                                                  $1,411,931
                                                                                                                         ===========
   Net assets contributed by
       Bank of America, N.A.                      75,182                                                          75,182
   Other                                          (1,458)                                                         (1,458)
                                -----------------------------------------------------------------------------------------
Balance on September 30, 1998    $100  $1,100 $32,395,620 $2,062,796      $     -     $     -     $322,578   $34,782,194
                                =========================================================================================

Balance on December 31, 1998      $ -     $ -        $ -         $ -  $24,980,572     $     -     $220,081   $25,200,653
   Net income                                                                       1,027,141                  1,027,141 $1,027,141
   Other comprehensive income                                                                     (194,720)     (194,720)  (194,720)
                                                                                                                         -----------
   Comprehensive income                                                                                                   $ 832,421
                                                                                                                         ===========
   Distribution                                                       (11,585,137)   (534,924)               (12,120,061)
                                -----------------------------------------------------------------------------------------
Balance on September 30, 1999     $ -     $ -        $ -         $ -  $13,395,435   $ 492,217     $ 25,361   $13,913,013
                                =========================================================================================

(1)  Changes in Accumulated Other Comprehensive Income includes net unrealized gains (losses) on securities available for sale.

See accompanying notes to financial statements.


Main Place Funding, LLC
Notes to Financial Statements

Note 1 - Description of Business

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

Main Place is the successor by merger of Main Place Real Estate Investment Trust (MPREIT) with and into Main Place. MPREIT was established on October 29, 1996 as a Maryland real estate investment trust to consolidate the acquisition, holding and management of certain closed-end residential mortgage loans owned by certain affiliates of the Corporation. MPREIT was the successor by merger of Main Place Funding Corporation (MPFC) with and into MPREIT on November 1, 1996. On
October 15, 1998, Main Place Holdings Corporation, the former parent of MPREIT, merged with and into Main Place, and on December 23, 1998, MPREIT merged with and into Main Place, its parent company. These mergers were each accounted for in a manner similar to a pooling of interests and, accordingly, the accompanying financial statements include the results of operations and financial condition of the combined entities since the beginning of the earliest period presented.

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

Note 2 - Accounting Policies

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

Note 3 - Loans

The following table presents the composition of loans (dollars in thousands):

                                            September 30       December 31
                                                1999              1998
------------------------------------------------------------------------------
Residential mortgage                          $12,891,705         $13,052,858
Other consumer                                     14,958              21,997
Commercial real estate                             10,182              17,323
                                          ------------------------------------
    Total loans                               $12,916,845         $13,092,178
                                          ====================================

Mortgage loans collateralizing mortgage-backed bonds were comprised of the following (dollars in thousands):

                                             September 30       December 31
                                                 1999              1998
------------------------------------------------------------------------------
Adjustable-rate                                $4,777,996          $2,419,756
Fixed-rate                                      1,505,601           1,265,581
                                          ------------------------------------
   Total mortgage loans                        $6,283,597          $3,685,337
                                          ------------------------------------


Transactions in the allowance for credit losses were as follows
(dollars in thousands):
                                                              Nine Months
                                                           Ended September 30
                                                          ---------------------
                                                            1999       1998
-------------------------------------------------------------------------------
Balance on January 1                                        $37,599    $41,412
Loans charged off                                            (1,626)    (2,250)
Recoveries of loans previously charged off                      376        501
Provision for credit losses                                       -      2,400
                                                          ---------------------
Balance on September 30                                     $36,349    $42,063
                                                          ---------------------


Main Place had $88.3 million of nonperforming loans on September 30, 1999 compared to $109.8 million on December 31, 1998. Foreclosed properties on September 30, 1999 totaled $10.4 million compared to $9.1 million on December 31, 1998.

Note 4 - Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with Bank of America, N.A. At September 30, 1999 and December 31, 1998, Main Place had $4.3 billion and $12.0 billion, respectively, of time deposits placed with Bank of America, N.A. Interest income on time deposits for the three months and nine months ended September 30, 1999 was $52.8 million and $316.1 million, respectively, compared to $198.8 million and $636.8 million for the same prior year periods.

At September 30, 1999 and December 31, 1998, Main Place had $25.3 million and $460.7 million, respectively, of accounts receivable from affiliates. These receivables are related to mortgage payments and securities principal and interest payments in process of collection, which generally clear within 30 days.

At September 30, 1999 and December 31, 1998, Main Place had $5.4 billion and $8.7 billion, respectively, of securities sold under agreements to repurchase from Bank of America, N.A. and Banc of America Securities LLC (formerly NationsBanc Montgomery Securities LLC), wholly-owned indirect subsidiaries of the Corporation. Interest expense on these securities for the three months and nine months ended September 30, 1999 was $76.0 million and $246.0 million, respectively, compared to $184.8 million and $708.9 million for the same 1998 periods. Main Place has entered into agreements with Bank of America, N.A. for the servicing and administration of its mortgage portfolio. Servicing fees paid to Bank of America, N.A. approximated $6.2 million and $16.6 million for the three months and nine months ended September 30, 1999, respectively, compared to $8.0 million and $27.0 million for the same 1998 periods, and are included in "Other operating expense" on the accompanying statement of income.

From time to time, Main Place purchases certain mortgage loans originated by Bank of America, N.A. During the three months and nine months ended September 30, 1999 Main Place purchased $0.7 billion Main Place purchased $2.9 billion and $2.9 billion, respectively, of loans from Bank of America, N.A., compared to $1.5 billion and $3.2 billion for the same 1998 periods. In addition, during the nine months ended September 30,1998, Main Place purchased $425 million of loans in the secondary market through Bank of America, N.A.

Accrued expenses due to affiliates as of September 30, 1999 and December 31, 1998 included $571.9 million of allocated income taxes payable to the Corporation. The allocated income tax expense was recognized prior to Main Place's conversion to a limited liability company on December 23, 1998. See Note Six of the financial statements for a further discussion of income taxes.

During the second quarter of 1999, Main Place made a $12.0 billion cash distribution of capital of which $11.9 billion was made to Bank of America, N.A. and $0.1 billion was made to Main Place Trust. Also during the second quarter of 1999, Main Place made a $120.0 million loan distribution of which $118.8 was made to Bank of America, N.A. and $1.2 million was made to Main Place Trust. This distribution was recorded at the book value of the assets distributed.

During the first quarter of 1998, Bank of America, N.A. contributed $75.2 million in available for sale securities to Main Place. This contribution was recorded at the book value of the assets contributed.

At September 30, 1999, Main Place had a revolving line of credit agreement with Bank of America, N.A. for the benefit of the trustee under the Series 1995-2 mortgage-backed bonds. The maximum borrowing allowed under this agreement, which expires in 2000, is $82.5 million. The borrowings bear interest at prime and are subject to a 0.25 percent per annum commitment fee on the unused portion of the facility. There have been no borrowings under this agreement.


Note 5 - Long-Term Debt

The following  table displays the primary terms of Main Place's  1995-2,  1997-1
and  1999-1   mortgage-backed  bonds  as  of  September  30,  1999  (dollars  in thousands):

                                                                          Series           Series            Series
                                                                          1995-2           1997-1            1999-1
                                                                          (Issued          (Issued           (Issued
                                                                        October 1995)    March 1997)        May 1999)
                                                                     ---------------------------------------------------
Amount issued                                                             $1,500,000       $1,000,000        $1,500,000
Reference rate                                                           3-mo. LIBOR      3-mo. LIBOR       3-mo. LIBOR
                                                                             +17 bps           +5 bps           +12 bps
Period-end interest rate                                                      5.458%           5.566%            5.606%
Maturity                                                                        2000             2000              2002
Mortgage loans and cash collateralizing mortgage-backed bonds:
     Collateral - book value                                              $2,301,911       $1,478,952        $2,640,481
     Collateral - discounted value                                        $1,692,068       $1,154,333        $2,027,870
     Collateral - approximate amount exceeding
          minimum indenture requirements                                    $109,568          $99,333          $445,370

                                       9

Interest expense on the Series 1995-2, 1997-1 and 1999-1 mortgage-backed bonds for the three months and nine months ended September 30, 1999 was $55.6 million and $129.9 million, respectively, compared to interest expense on the Series 1995-1, 1995-2 and 1997-1 mortgage-backed bonds of $41.5 million and $161.5 million for the same periods in 1998. Main Place repaid its obligations on the Series 1995-1 mortgage-backed bonds of $1.5 billion on July 17, 1998.


Note 6 - Income Taxes

Main Place is organized as a limited liability company ("LLC"). Income earned by an LLC is generally not subject to tax at the entity level. Each LLC member pays tax on its proportional share of income earned by the LLC. Accordingly, no current or deferred tax expense has been provided for the three months and nine months ended September 30, 1999. The difference between the statutory income tax rate and the effective income tax rate for the nine months ended September 30, 1998 results from the reorganization of a subsidiary.

Item 2.  Management's Discussion and Analysis of Results of Operations and
                  Financial Condition

Total net income for the three months and nine months ended September 30, 1999 was $291.8 million and $1.0 billion, respectively, representing decreases of $220.6 million and $229.4 million from the corresponding periods last year. The decrease primarily resulted from a decrease in interest income, partially offset by a decrease in interest expense and the elimination of income tax expense. The absence of income tax expense for the three months and nine months ended September 30, 1999 is due to Main Place's reorganization as a limited liability company on December 23, 1998, in which it became a division of Bank of America, N.A. for income tax purposes. Accordingly, no income tax expense was recorded in 1999. Income tax expense was $102.4 million and $503.1 million for the three months and nine months ended September 30, 1998.

Total income for the three months and nine months ended September 30, 1999 was $429.7 million and $1.4 billion, respectively, representing decreases of $416.0 million and $1.2 billion from the corresponding periods last year. The decreases include declines in interest income from the securities portfolio of $232.6 million and $734.5 million, respectively, resulting from reductions of $13.7 billion and $14.3 billion in the average balance of the securities portfolios. The decreases also include declines in interest on time deposits placed of $146.0 million and $320.7 million, respectively, resulting from reductions of $10.1 billion and $6.6 billion in the respective average balances, as well as a 44 basis point and 70 basis point decrease in average yields to 5.10 percent and
4.87 percent. The remaining decrease in total income for the three months and nine months ended September 30, 1999 reflects a $35.8 million and $174.2 million decline in interest and fees on loans resulting from a consistent reduction in the loan portfolio, and a $1.6 million and $13.0 million decrease in gains on sales of available-for-sale securities.

Total expenses (excluding income taxes) for the three months and nine months ended September 30, 1999 were $137.9 million and $394.1 million, respectively, representing a decrease of $93.0 million and $509.8 million from the corresponding periods last year. The decreases include declines in interest expense on securities sold under agreements to repurchase of $108.8 million and $462.8 million, respectively, resulting from reductions of $7.3 billion and $10.2 billion in average borrowings, as well as a 41 basis point and 72 basis point decrease in average rates to 5.17 percent and 4.86 percent. The decreases also include a decline in interest expense on long-term debt of $31.5 for the nine months ended September 30, 1999, resulting from lower average balances due to repayment of mortgage-backed bonds in the third quarter of 1998, and resulting from a 61 basis point decrease in average rates to 5.40 percent. In addition, other operating expense, which primarily consists of mortgage servicing costs, decreased $3.3 million and $13.0 million, respectively, resulting from the reduction in the average balances of mortgage loans outstanding in those periods.

Main Place made no provision for credit losses for the three months and nine months ended September 30, 1999 due to the decline in the average balance of the loan portfolio in 1999 compared to 1998 and the $21.5 million decrease in nonperforming loans to $88.3 million on September 30, 1999 from $109.8 million on December 31, 1998. Future economic conditions and changes in the loan portfolio may increase nonperforming loans and, accordingly, the level of the allowance for credit losses. The nature of the process by which Main Place determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After review of all relevant matters affecting loan collectibility, management believes that the allowance for credit losses is appropriate given its analysis of probable credit losses on September 30, 1999.

Bank of America Technology & Operations, Inc. (formerly NationsBanc Services, Inc.), a subsidiary of Bank of America, N.A., provides data processing and other support services to Main Place and certain other subsidiaries of the Corporation. These services included the completion of substantially all of Main Place's Year 2000 software conversion projects as of September 30, 1999. The related costs, which are expensed when billed, are included in "Other Operating Expenses." Bank of America Technology & Operations, Inc. is reimbursed through affiliate allocations to the other subsidiaries. For further information related to the Corporation's Year 2000 efforts, refer to the section entitled "Year 2000 Project" in the Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

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

                                     Main Place Funding, LLC
                                     -----------------------

Date: November 15, 1999              /s/ Susan R. Faulkner
                                     ----------------------
                                     Susan R. Faulkner
                                     Treasurer and Senior Vice President/
                                     Principal Financial and Accounting Officer
                                     (Principal Financial and
                                     Duly Authorized Officer)

                             Main Place Funding, LLC
                                    Form 10-Q
                                Index to Exhibits



Exhibit           Description
-------           -----------
12                Ratio of Earnings to Fixed Charges.

27                Financial Data Schedule.