Form 10-K
period 1999-12-31
MAIN PLACE FUNDING LLC
filed 2000-03-23
CIK 927627

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                  Form 10-K
(Mark one)

      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the  fiscal  year  ended December 31, 1999

                                    or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ______ to ______

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

                    100 North Tryon Street, Charlotte, NC 28255
                    -------------------------------------------
                (Address of principal executive offices)(Zip Code)


                               (704) 388-7436
                               --------------
               (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

On March 23, 2000, there were no shares of common stock outstanding. As of March 23, 2000, members' interests consisted of ownership percentages of 99 percent and 1 percent for Bank of America, N.A. and Main Place Trust, respectively.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) and
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Documents incorporated by reference:        NONE

                                  PART I

Item 1.  BUSINESS

Main Place Funding, LLC (Main Place), a Delaware limited liability company, is a subsidiary of Bank of America, N.A., which is a wholly owned indirect subsidiary of Bank of America Corporation (the Corporation). On April 28, 1999, BankAmerica Corporation changed its name to Bank of America Corporation. On July 5, 1999, NationsBank, N.A. changed its name to Bank of America, N.A. On July 23, 1999, Bank of America, N.A. merged into Bank of America NT&SA, and the surviving entity of that merger changed its name to Bank of America, N.A.

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

As a result of the December 23, 1998 merger, Bank of America, N.A. holds a 99 percent membership interest in Main Place. The other 1 percent membership interest is held by Main Place Trust, a Delaware business trust. In connection with the merger of MPREIT with and into Main Place, all outstanding MPREIT Class A Trust Shares were cancelled. All outstanding MPREIT Class B Trust Shares were converted into rights to receive cash. As a result of the December 23, 1998 merger, Main Place's ownership interests are presented in the accompanying financial statements to reflect the equity structure of a limited liability company. As the surviving entity, Main Place issues and sells mortgage-backed bonds and acquires, owns, holds and pledges the related mortgage notes and other assets serving as collateral in connection therewith. In connection with the merger with MPREIT, Main Place assumed MPREIT's obligations under the Series 1995-2 and Series 1997-1 mortgage-backed bonds.

Item 2.  PROPERTIES

Main Place does not own or lease any physical property.

Item 3.  LEGAL PROCEEDINGS

Main Place has no legal actions or proceedings pending against it.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted in accordance with General Instruction I to Form 10-K.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

There is no common stock outstanding for Main Place. During 1999, Main Place paid distributions of $12.0 billion. During 1998, Main Place paid distributions of $10.0 billion. In addition, during 1998 all MPREIT Class B Trust Shares were converted into rights to receive cash. All outstanding MPREIT Class A Trust Shares were cancelled.

Item 6.  SELECTED FINANCIAL DATA

Omitted in accordance with General Instruction I to Form 10-K.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Total net income was $1.3 billion and $1.8 billion for the years ended December 31, 1999 and 1998, respectively. The decrease primarily resulted from decreases in interest income and decreased gains on sales of securities, partially offset by a decrease in interest expense and the elimination of income tax expense. The absence of income tax expense for the year ended December 31, 1999 is due to Main Place's reorganization as a limited liability company during 1998. Income tax expense was $562.6 million for the year ended December 31, 1998. Income tax expense for the years ended December 31, 1999 and 1998 on a pro-forma basis was $457.2 million and $736.9 million, respectively.

Total income for the year ended December 31, 1999 was $1.8 billion, representing a decrease of $1.7 billion compared to 1998. The decrease includes a decline in interest income from the securities portfolio of $913.8 million, resulting from a reduction of $13.2 billion in the average balance of the securities portfolio. The decrease also includes declines in interest on time deposits placed of $414.0 million, resulting from a reduction of $6.8 billion in the respective average balances, as well as a 55 basis point decrease in average yields to 4.92 percent. Interest and fees on loans also declined $193.4 million due to a consistent reduction in the loan portfolio. The remaining decrease in total income for the year ended December 31, 1999 is the result of a $157.2 million decrease in gains on sales of available-for-sale securities.

Total expenses (excluding income taxes) for the year ended December 31, 1999 were $506.9 million, representing a decrease of $594.1 million compared to 1998. The decrease includes a decline in interest expense on securities sold under agreements to repurchase of $572.5 million, resulting from a reduction of $9.9 billion in average borrowings, as well as a 53 basis point decrease in average rates to 4.94 percent. The decrease also includes a decline in interest expense on long-term debt of $6.0 million for the year ended December 31,1999, resulting from a 35 basis point decrease in average rates to 5.61 percent. In addition, other operating expense, which primarily consists of mortgage servicing costs, decreased $15.2 million, resulting from the reduction in the average balances of mortgage loans outstanding in 1999.

Main Place made no provision for credit losses for the year ended December 31, 1999 due to the decline in the average balance of the loan portfolio in 1999 compared to 1998 and the $26.7 million decrease in nonperforming loans to $83.1 million at December 31, 1999 compared to the same period in 1998. Future economic conditions and changes in the loan portfolio may increase nonperforming loans and, accordingly, the level of the allowance for credit losses. The nature of the process by which Main Place determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After review of all relevant matters affecting loan collectibility, management believes that the allowance for credit losses is appropriate given its analysis of incurred credit losses at December 31, 1999.

Bank of America Technology & Operations, Inc. (formerly NationsBanc Services, Inc.), a subsidiary of Bank of America, N.A., provides data processing and other support services to Main Place and certain other subsidiaries of the Corporation. These services included the completion of substantially all of Main Place's Year 2000 software conversion projects as of December 31, 1999. The related costs, which are expensed when billed, are included in "Other operating expenses." Bank of America Technology & Operations, Inc. is reimbursed through affiliate allocations to the other subsidiaries. For further information related to the Corporation's Year 2000 efforts, refer to the section entitled "Year 2000 Project" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted in accordance with General Instruction I to Form 10-K.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        a. The financial statements and financial statement schedule listed in the Index to Financial Statements are filed as part of this report.
        b. No reports on Form 8-K were filed during the quarter ended
           December 31, 1999.
        c. The exhibits filed as part of this report are listed in the Index to Exhibits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Main Place Funding, LLC
                                             -----------------------


Date: March 23, 2000                         /s/ John E. Mack
                                             -----------------------
                                             John E. Mack
                                             President
                                             (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                          Date


 /s/ John E. Mack                President                       March 23, 2000
---------------------------      (Principal Executive
    John E.  Mack                Officer)


 /s/ Susan R. Faulkner           Treasurer and Senior Vice       March 23, 2000
--------------------------       Predident / Principal
    Susan R.Faulkner             Financial and
                                 Accounting Officer
                                 (Principal Financial and
                                 Duly Authorized Officer)

Bank of America, N.A.



By: /s/ John E. Mack             Managing Member                 March 23, 2000
  ---------------------
       John E. Mack

Main Place Trust



By: /s/ John E. Mack             Special Managing                March 23, 2000
  ----------------------         Member
       John E. Mack
      Business Trustee

                                MAIN PLACE FUNDING, LLC
                              INDEX TO FINANCIAL STATEMENTS

                                                                                                              Page
   Report of Independent Accountants                                                                            7

Financial Statements:

      Statement of Income for the Years Ended December 31, 1999, 1998 and 1997                                  8

      Balance Sheet at December 31, 1999 and 1998                                                               9

      Statement of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997                             10

      Statement of Changes in Members' and Shareholders' Equity for the Years Ended December 31,               11
         1999, 1998 and 1997

Notes to Financial Statements                                                                                  12

Financial Statement Schedules:

      Report of Independent Accountants on Financial Statement Schedule                                        23
      Schedule IV - Mortgage Loans on Real Estate                                                              24

                       Report of Independent Accountants

To the Members of  Main Place Funding, LLC

In our opinion,  the  accompanying  balance sheet and the related  statements of income, of changes in members' and shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Main Place Funding, LLC (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP
-------------------------------

PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 16, 2000

Main Place Funding, LLC
Statement of Income
(Dollars in Thousands)


                                                                                Year Ended December 31
                                                                 -----------------------------------------------------
                                                                           1999              1998             1997
----------------------------------------------------------------------------------------------------------------------
Income:
    Interest and fees on loans                                           $917,468        $1,110,868        $1,059,949
    Interest on securities                                                431,486         1,345,293           472,836
    Interest on time deposits placed                                      371,059           785,030           370,722
    Gains on sales of securities                                           44,064           201,236            22,752
                                                                 -----------------------------------------------------
       Total income                                                     1,764,077         3,442,427         1,926,259
                                                                 -----------------------------------------------------

Expenses:
   Interest on securities sold under agreements to repurchase             289,842           862,302           357,610
   Interest on long-term debt                                             191,274           197,245           241,921
   Provision for credit losses                                                  -               400                 -
   Other operating expense                                                 25,820            41,054            32,576
                                                                 -----------------------------------------------------
      Total expense                                                       506,936         1,101,001           632,107
                                                                 -----------------------------------------------------
Income before income taxes                                              1,257,141         2,341,426         1,294,152
Income tax expense                                                              -           562,622           452,953
                                                                 -----------------------------------------------------
Net income                                                             $1,257,141       $ 1,778,804        $  841,199
                                                                 =====================================================

See accompanying notes to financial statements.


Main Place Funding, LLC
Balance Sheet
(Dollars in Thousands)
                                                                                               December 31
                                                                                ----------------------------------------
                                                                                       1999                  1998
------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                      $   901,145            $ 2,219,988
   Time deposits placed with affiliates                                             5,000,000             12,000,000
   Securities:
       Available-for-sale                                                           2,858,278              8,794,598
       Held-for-investment, at cost (market value $45,406 and $201,220)                45,364                201,190
                                                                                --------------------------------------
           Total securities                                                         2,903,642              8,995,788
                                                                                --------------------------------------

   Loans, net of unearned income                                                   12,328,216             13,092,178
   Allowance for credit losses                                                        (35,988)               (37,599)
                                                                                ---------------------------------------
       Loans, net of unearned income and allowance for credit losses               12,292,228             13,054,579
   Interest receivable                                                                 80,083                127,536
   Accounts receivable from affiliates                                                 19,249                460,734
   Other assets                                                                        14,514                 92,281
                                                                                ---------------------------------------
     Total assets                                                                 $21,210,861           $ 36,950,906
                                                                                =======================================

Liabilities
    Accrued expenses                                                              $     3,818           $        933
    Accrued expenses due to affiliate                                                 578,249                590,623
    Securities sold under agreements to repurchase from affiliates                  2,557,522              8,658,818
    Current portion of long-term debt                                               2,500,000                      -
    Long-term debt                                                                  1,499,945              2,499,879
                                                                                ----------------------------------------
       Total liabilities                                                            7,139,534             11,750,253
                                                                                ----------------------------------------

Members' Equity
     Contributed equity                                                            13,395,436             24,980,572
     Undistributed income                                                             722,217                      -
     Accumulated other comprehensive income (loss)                                    (46,326)               220,081
                                                                                ----------------------------------------
       Total members' equity                                                       14,071,327             25,200,653
                                                                                ----------------------------------------
         Total liabilities and members' equity                                    $21,210,861            $36,950,906
                                                                                ========================================

See accompanying notes to financial statements.

Main Place Funding, LLC
Statement of Cash Flows
(Dollars in Thousands)
                                                                                           Year Ended December 31
                                                                               ------------------------------------------------
                                                                                  1999              1998               1997
--------------------------------------------------------------------------------------------------------------------------------
  Operating Activities
   Net income                                                                 $1,257,141        $1,778,804          $841,199
   Reconciliation of net income to net cash provided by operating activities
     Gains on sales of securities                                                (44,064)         (201,236)          (22,752)
     Provision for credit losses                                                       -               400                 -
     Deferred income tax (benefit) expense                                             -           (33,567)           28,369
     Net decrease (increase) in interest receivable                               47,453           105,666          (141,366)
     Net decrease (increase) in accounts receivable from affiliates              441,485           169,668          (315,186)
     Net increase (decrease) in accrued expenses                                   2,885          (165,207)           48,612
     Net (decrease) increase in accrued expenses due to affiliate                (12,374)          476,887           112,837
     Other operating activities                                                   82,201           175,923          (152,598)
                                                                              ------------------------------------------------
           Net cash provided by operating activities                           1,774,727         2,307,338           399,115
                                                                              ------------------------------------------------

Investing Activities
   Proceeds from maturities of held-for-investment securities                    156,226           277,030           140,308
   Proceeds from sales and maturities of available-for-sale securities         5,779,228        16,701,252         2,276,101
   Purchases of available-for-sale securities                                    (50,892)       (1,337,677)       (3,063,523)
   Net decrease (increase) in time deposits placed with affiliates             7,000,000         5,950,000       (17,950,000)
   Purchases of loans                                                         (2,923,376)       (4,339,301)       (4,822,224)
   Collections of loans outstanding                                            3,546,540         5,928,302         2,389,677
                                                                              ------------------------------------------------
            Net cash provided by (used in) investing activities               13,507,726        23,179,606       (21,029,661)
                                                                              ------------------------------------------------

Financing Activities
    (Decrease) increase in securities sold under agreements to repurchase     (6,101,296)      (13,475,781)       22,134,599
    Issuances of long-term debt                                                1,500,000                 -         1,000,000
    Retirement of long-term debt                                                       -        (1,499,797)       (1,072,733)
    Redemption of Class B Trust Shares                                                 -            (1,100)                -
    Capital contribution from NationsBank, N.A.                                        -                 -            25,000
    Distribution                                                             (12,000,000)      (10,000,088)                -
    Cash dividends paid                                                                -                 -               (88)
                                                                              ------------------------------------------------
          Net cash (used in) provided by financing activities                (16,601,296)     (24,976,766)       22,086,778
                                                                              ------------------------------------------------

Net (decrease) increase in cash and cash equivalents                          (1,318,843)         510,178         1,456,232
Cash and cash equivalents at beginning of period                               2,219,988        1,709,810           253,578
                                                                              ------------------------------------------------
Cash and cash equivalents at end of period                                   $   901,145    $   2,219,988      $  1,709,810
                                                                              ================================================
Supplemental cash flow disclosure
    Cash paid for interest                                                   $   488,304    $   1,132,793      $    509,040
    Cash paid for income taxes                                                         -           33,792           478,886

Held-for-investment securities contributed from affiliate                    $         -    $           -      $    619,144
Available-for-sale securities contributed from affiliate                               -           75,182        19,585,750
Net loans contributed from affiliate                                                   -                -            16,019
Distribution of loans to members                                                 120,060                -                 -
Loans securitized and retained in the securities portfolio                             -        1,903,041           537,924

See accompanying notes to financial statements.


Main Place Funding, LLC
Statement of Changes in Members' and Shareholders' Equity
(Dollars in Thousands)
                                                                                               Accumulated      Total
                              Class A Class B Additional  Retained                                 Other     Members'and    Compre-
                               Trust   Trust   Paid-In    Earnings  Contributed  Undistributed Comprehensive Shareholders'  hensive
                               Shares  Shares  Capital    (Deficit)    Equity       Income    Income (Loss)(1)  Equity       Income
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996      $100  $1,100  $12,042,736   $(34,875)$          $                $ 8,530   $12,017,591
 Net income                                                  841,199                                           841,199    $ 841,199
 Other comprehensive income,
   net of tax                                                                                    158,677       158,677      158,677
                                                                                                                           ---------
 Comprehensive income                                                                                                      $999,876
                                                                                                                           =========
 Cash dividends paid                                             (87)                                              (87)
 Cash dividends paid to
     Bank of America, N.A.                                        (1)                                               (1)
 Net assets contributed by
     Bank of America, N.A.                     20,245,913                                                   20,245,913
 Other                                             33,247                                                       33,247
                               -----------------------------------------------------------------------------------------
Balance, December 31, 1997       100   1,100   32,321,896    806,236                             167,207    33,296,539
 Net income                                                1,778,804                                         1,778,804   $1,778,804
 Other comprehensive income,
   net of tax                                                                                     52,874        52,874       52,874
                                                                                                                           ---------
 Comprehensive income                                                                                                   $ 1,831,678
                                                                                                                           =========
 Net assets contributed by
     Bank of America, N.A.                         75,182                                                       75,182
 Distribution                         (1,100)  (7,415,048)(2,585,040)                                      (10,001,188)
 Other                                             (1,558)                                                      (1,558)
                              ------------------------------------------------------------------------------------------
 Balance prior to conversion
    to limited liability company 100       -   24,980,472          -           -         -       220,081    25,200,653
 Conversion to limited
    liability company           (100)         (24,980,472)            24,980,572                                     -
                              ------------------------------------------------------------------------------------------
Balance, December 31, 1998         -       -            -          -  24,980,572         -       220,081    25,200,653
 Net income                                                                      1,257,141                   1,257,141   $1,257,141
 Other comprehensive income,
   net of tax                                                                                   (266,407)     (266,407)    (266,407)
                                                                                                                           ---------
 Comprehensive income                                                                                                    $  990,734
                                                                                                                           =========
 Distribution                                                        (11,585,136) (534,924)                (12,120,060)
                                   -------------------------------------------------------------------------------------
Balance, December 31, 1999         -       -            -         -  $13,395,436  $722,217   $  (46,326)   $14,071,327
========================================================================================================================

(1)  Changes in Accumulated Other Comprehensive Income (Loss) include after-tax net unrealized gains (losses)on available-for-sale securities.

See accompanying notes to financial statements.



Main Place Funding, LLC
Notes to Financial Statements

Note 1 - Description of Business

Main Place Funding, LLC (Main Place), a Delaware limited liability company, is a subsidiary of Bank of America, N.A., which is a wholly owned indirect subsidiary of Bank of America Corporation (the Corporation). On April 28, 1999, BankAmerica Corporation changed its name to Bank of America Corporation. On July 5, 1999, NationsBank, N.A. changed its name to Bank of America, N.A. On July 23, 1999, Bank of America, N.A. merged into Bank of America NT&SA, and the surviving entity of that merger changed its name to Bank of America, N.A. (the "Parent").

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

As a result of the December 23, 1998 merger, Bank of America, N.A. holds a 99 percent membership interest in Main Place. The other 1 percent membership interest is held by Main Place Trust, a Delaware business trust. In connection with the merger of MPREIT with and into Main Place, all outstanding MPREIT Class A Trust Shares were cancelled. All outstanding MPREIT Class B Trust Shares were converted into rights to receive cash. As a result of the December 23, 1998 merger, Main Place's ownership interests are presented in the accompanying financial statements to reflect the equity structure of a limited liability company. As the surviving entity, Main Place issues and sells mortgage-backed bonds and acquires, owns, holds and pledges the related mortgage notes and other assets serving as collateral in connection therewith. In connection with the merger with MPREIT, Main Place assumed MPREIT's obligations under the Series 1995-2 and Series 1997-1 mortgage-backed bonds.

Note 2 - Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from these estimates. Significant estimates made by management are discussed in these footnotes as applicable. Certain prior period amounts have been reclassified to conform to current period classifications.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash items in the process of collection and amounts due from affiliated banks.

Securities

Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held-for-investment and reported at amortized cost. All other securities are classified as available for sale and carried at fair value with net unrealized gains and losses included in accumulated other comprehensive income on an after tax basis.

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

Nonperforming Loans

Real estate secured consumer loans are classified as nonperforming at 90 days past due. The amount deemed to be uncollectible on real estate secured loans is charged off upon determination. Interest accrued but not collected is generally written off along with the principal.

Commercial real estate loans that are past due 90 days or more as to principal and interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as impaired, are classified as nonperforming loans unless well secured and in the process of collection. Interest accrued but not collected is reversed when a commercial real estate loan is classified as nonperforming. Interest collections on nonperforming commercial real estate loans for which the ultimate collectibility of principal is uncertain are applied as principal reductions. Otherwise, such collections are credited to income when received.

Allowance for Credit Losses

The allowance for credit losses is available to absorb management's estimate of incurred credit losses in the loan portfolio. Additions to the allowance for credit losses are made by charges to the provision for credit losses. Credit exposures deemed to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts are credited to the allowance for credit losses.

Main  Place  performs  periodic  and  systematic  detailed  reviews  of its loan portfolios to identify risks inherent in and to assess the overall collectibility of the portfolios. The nature of the process by which management determines the appropriate allowance for credit losses requires the exercise of considerable judgement. Certain homogeneous loan portfolios are evaluated collectively based on individual loan type, while remaining portfolios are reviewed on an individual loan basis. These detailed reviews, combined with historical loss experience and other factors, result in the identification and quantification of specific allowances and loss factors which are used in determining the amount of the allowance for credit losses and related provision for credit losses. The actual amount of incurred credit losses confirmed may vary from the estimate of incurred losses due to changing economic conditions or changes in industry or geographic concentrations. Main Place has procedures in place to monitor differences between estimated and actual incurred credit losses, which include detailed periodic assessments by senior management of both individual loans and credit portfolios and models used to estimate incurred credit losses in those portfolios.

Foreclosed Properties

Loans are reclassified to foreclosed properties upon actual foreclosure or when physical possession of the collateral is taken regardless of whether foreclosure proceedings have taken place. Foreclosed properties are carried at the lower of the recorded amount of the loan for which the foreclosed property previously served as collateral or the fair value of the property less estimated costs to sell. Prior to foreclosure, the loan is written down, if necessary, by charging the allowance for credit losses.

Subsequent to foreclosure, gains or losses on the sale of and losses on the periodic revaluation of foreclosed properties are credited or charged to expense. Net costs of maintaining and operating foreclosed properties are expensed as incurred.

Securities Sold Under Agreements To Repurchase

Securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts which the securities were sold plus accrued interest.

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

There are two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the applicable period. Balance sheet amounts of deferred taxes are recognized on the temporary differences between the basis of assets and liabilities as measured by tax laws and their basis as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods.

Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be recognized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

After October 14, 1998, Main Place is classified as a limited liability company and as such does not expect to be subject to income taxes. Because it is disregarded as an entity separate from its owner for income tax purposes, the tax effect of Main Place's activities are expected to accrue to its members. Accordingly, the accompanying financial statements do not reflect income taxes subsequent to October 14, 1998; pro-forma income tax information is presented in Note Seven as if Main Place had been subject to income tax for the years ended December 31, 1999 and 1998.

On December 23, 1998, MPREIT, which was taxed as a partnership from May 20, 1998, was merged with and into Main Place. MPREIT was taxed as a real estate investment trust from November 1, 1996 until May 19, 1998.

Recently Issued Accounting Pronouncement

In 1999, the Federal Financial Institution Examination Council issued The Uniform Classification and Account Management Policy (the Policy) which updated and expanded the classification of delinquent retail credits. The Policy provides guidance on the treatment of delinquent open-end and closed-end loans. Main Place is required to implement the policy by December 31, 2000. Main Place does not expect the adoption of this Policy to have a material impact on its results of operations or financial condition.

Note 3 - Securities

The amortized cost and market values of held-for-investment securities at December 31 were (dollars in thousands):

                                                    1999
                       ----------------------------------------------------------------
                                            Gross          Gross
                          Amortized       Unrealized     Unrealized        Market
                            Cost            Gains          Losses           Value
                       ----------------  -------------  -------------  ----------------
Mortgage-backed
  securities                  $ 45,364           $ 54          $ (12)         $ 45,406
                       ================  =============  =============  ================


                                                    1998
                       ----------------------------------------------------------------
                                            Gross          Gross
                          Amortized       Unrealized     Unrealized        Market
                            Cost            Gains          Losses           Value
                       ----------------  -------------  -------------  ----------------
Mortgage-backed
  securities                 $ 201,190          $ 227         $ (197)        $ 201,220
                       ================  =============  =============  ================


The amortized cost and market values of available-for-sale securities at December 31 were (dollars in thousands):

                                                         1999
                       -----------------------------------------------------------------------
                                               Gross           Gross
                           Amortized         Unrealized      Unrealized          Market
                              Cost             Gains           Losses             Value
                       -------------------  -------------  ---------------  ------------------
Mortgage-backed
  securities                   $2,904,604         $3,423        $ (49,749)        $ 2,858,278
                       ===================  =============  ===============  ==================


                                                         1998
                       -------------------------------------------------------------------------
                                                Gross            Gross
                           Amortized          Unrealized       Unrealized          Market
                              Cost              Gains            Losses             Value
                       -------------------  ---------------  ---------------  ------------------
Mortgage-backed
  securities                   $8,574,517         $224,796         $ (4,715)        $ 8,794,598
                       ===================  ===============  ===============  ==================


Gross gains of approximately $44.1 million, $201.3 million and $22.9 million were realized on sales of available-for-sale securities during 1999, 1998 and 1997, respectively.

The expected maturities of held-for-investment and available-for-sale securities at December 31, 1999, are summarized in the following tables (dollars in thousands). Actual maturities may differ from contractual maturities or maturities shown below since borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                                        Held-for-Investment Securities

                                                                                                              Net
                                                            Amortized                 Market              Unrealized
                                                              Cost                    Value             Gains (Losses)
                                                        ------------------      -------------------     ----------------
Due in one year or less                                          $ 29,836                 $ 29,835                 $ (1)
Due after one year through five years                                   -                        -                    -
Due after five years through ten years                             10,778                   10,819                   41
Due after ten years                                                 4,750                    4,752                    2
                                                        ------------------      -------------------     ----------------
                                                                 $ 45,364                 $ 45,406                 $ 42
                                                        ==================      ===================     ================


                                                                         Available-for-Sale Securities

                                                                                                              Net
                                                            Amortized                 Market              Unrealized
                                                              Cost                    Value             Gains (Losses)
                                                        ------------------      -------------------     ----------------

Due in one year or less                                           $ 1,904                  $ 1,870                $ (34)
Due after one year through five years                             254,806                  249,439               (5,367)
Due after five years through ten years                             86,360                   84,087               (2,273)
Due after ten years                                             2,561,534                2,522,882              (38,652)
                                                        ------------------      -------------------     ----------------
                                                               $2,904,604               $2,858,278             $(46,326)
                                                        ==================      ===================     ================



During 1999, 1998 and 1997, the valuation allowance (net of tax) for available-for-sale securities (decreased) increased accumulated other comprehensive income by ($266.4 million), $52.9 million and $158.7 million, respectively.

Note 4 - Loans

The following table presents the composition of loans at December 31 (dollars in thousands):

                                                                           1999                  1998
---------------------------------------------------------------------------------------------------------
Residential mortgage                                                 $ 12,304,562           $ 13,052,858
Other consumer loans                                                       13,706                 21,997
Commercial real estate                                                      9,948                 17,323
                                                              -------------------- ----------------------
    Total loans, net of unearned income                              $ 12,328,216           $ 13,092,178
                                                              ==================== ======================



Mortgage loans collateralizing mortgage-backed bonds were comprised of the following at December 31 (dollars in thousands):

                                                                           1999                  1998
---------------------------------------------------------------------------------------------------------
Adjustable-rate                                                       $ 5,086,850            $ 2,419,756
Fixed-rate                                                              1,551,596              1,265,581
                                                              -------------------- ----------------------
   Total mortgage loans                                               $ 6,638,446            $ 3,685,337
                                                              ==================== ======================



Transactions in the allowance for credit losses for the years ended December 31 were as follows (dollars in thousands):

                                                    1999           1998          1997
---------------------------------------------------------------------------------------
Balance, January 1                                $ 37,599       $ 41,412     $ 42,396
Net loans charged off                               (1,611)        (4,213)        (986)
Provision for credit losses                              -            400            -
Other                                                    -              -            2
                                           ----------------  -------------  -----------
Balance, December 31                              $ 35,988       $ 37,599     $ 41,412
                                           ================  =============  ===========



Main Place had $83.1 million of nonperforming loans at December 31, 1999 and $109.8 million at December 31, 1998. Foreclosed properties at December 31, 1999, were $6.1 million compared to $9.1 million at December 31, 1998.

Note 5 - Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent at December 31, 1999. Main Place had $5.0 billion and $12.0 billion of time deposits placed with the Parent for the years ended December 31, 1999, and 1998, respectively. Interest income on time deposits for the years ended December 31, 1999, 1998 and 1997 was $371.1 million, $785.0 million and $370.7 million, respectively.

At December 31, 1999 and 1998, Main Place had $19.2 million and $460.7 million, respectively, of accounts receivable from affiliates. These receivables are related to mortgage payments and securities principal and interest payments in process of collection, which generally clear within 30 days.

At December 31, 1999 and 1998, Main Place had $2.6 billion and $8.7 billion, respectively, of U.S. government securities sold under agreements to repurchase from the Parent and Banc of America Securities LLC, a wholly-owned subsidiary of the Corporation, which mature on demand. Interest expense on these securities for the years ended December 31, 1999, 1998 and 1997 was $289.8 million, $862.3 million and $357.6 million, respectively. At December 31, 1999, both the carrying amount and the market value of the underlying securities sold under these repurchase agreements were $2.6 billion. At December 31, 1999, the interest rate on the $2.6 billion repurchase liability was 5.58%.

Main Place has entered into agreements with the Parent for the servicing and administration of its mortgage loan portfolio. Servicing fees paid to the Parent approximated $23.3 million, $34.9 million and $31.3 million for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in "Other operating expense" on the accompanying statement of income.

From time to time, Main Place purchases certain mortgage loans originated by the Parent. Main Place purchased $2.9 billion, $3.9 billion and $4.8 billion of loans from the Parent for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, during 1998, Main Place purchased $425 million of loans in the secondary market through the Parent.

Accrued expenses due to affiliate as of December 31, 1999 and 1998 included $571.9 million of allocated income taxes payable to the Corporation. The allocated income tax liability relates to periods prior to Main Place's conversion to a limited liability company on December 23, 1998. See Note Seven of the financial statements for a further discussion of income taxes.

During the second quarter of 1999, Main Place made a $12.0 billion cash distribution of capital of which $11.9 billion was made to the Parent and $0.1 billion was made to Main Place Trust. During the second quarter of 1999, Main Place made a $120.1 million loan distribution of which $118.9 million was made to the Parent and $1.2 million was made to Main Place Trust. This distribution was recorded at the book value of the assets distributed.

During the first quarter of 1998, the Parent contributed $75.2 million in available-for-sale securities to Main Place. This contribution was recorded at the book value of the assets contributed.

During 1997, the Parent contributed approximately $20.2 billion in mortgage-backed securities and collateralized mortgage obligations, approximately $16.0 million of mortgage loans and $25.0 million in cash to Main Place. The contributions received by Main Place were recorded at the book value of the assets contributed.

At December 31, 1999, Main Place had a revolving line of credit agreement with the Parent for the benefit of the trustee under the Series 1995-2 mortgage-backed bonds. The maximum borrowing allowed under this agreement, which expires in 2000, is $82.5 million. The borrowings bear interest at prime and are subject to a 0.25 percent per annum commitment fee on the unused portion of the facility. There have been no borrowings under this agreement.

Bank of America Technology & Operations, Inc., a subsidiary of the Parent, provides data processing and other support services to Main Place and certain other subsidiaries of the Corporation. These services included the completion of substantially all of Main Place's Year 2000 software conversion projects as of December 31, 1999. The related costs, which are expensed when billed, are included in "Other operating expenses" in the accompanying statement of income. Bank of America Technology & Operations, Inc. is reimbursed through affiliate allocations to the other subsidiaries.

Note 6 - Long-Term Debt

In April 1999, the Securities and Exchange Commission declared effective Main Place's shelf registration statement (Registration Statement) providing an additional $5 billion of capacity for issuance of mortgage-backed bonds (Bonds). Bonds have been issued under this as well as previously effective registration statements. The Bonds, which were issued in series pursuant to separate indentures, are generally subject to the following terms. The Bonds, collateralized primarily by mortgage loans on 1-to-4 family dwellings, are obligations solely of Main Place. The Bonds are not prepayable at the option of Main Place, but are subject to redemption in whole or in part under certain circumstances. Under the terms of an indenture relating to each series of Bonds, Main Place must maintain a minimum amount of eligible collateral, which is determined on a discounted basis and may consist of mortgage loans, certain U.S. agency mortgage pass-through certificates, U.S. government securities and cash held by a trustee (the Trustee). The types, characteristics and permitted amounts of eligible collateral are subject to change from time to time without the consent of the bondholders if such changes would not adversely affect the ratings assigned to the Bonds. In the event such collateral requirements are not met with respect to any series, Main Place must provide additional or substitute mortgage loans or other acceptable collateral with respect to such series to meet the required amounts of eligible collateral and/or repurchase Bonds in an amount sufficient to meet collateral requirements. If sufficient eligible collateral is not supplied and/or sufficient Bonds are not repurchased, Main Place must redeem a portion of the outstanding Bonds of such series such that the existing amount of the eligible collateral meets the collateral requirements of the indenture relating to the Bonds of such series that remain outstanding after the redemption. As of December 31, 1999, Main Place had the authority to issue approximately $3.5 billion of securities under its existing shelf registration statement.

The following table displays the primary terms of Main Place's 1999-1, 1997-1 and 1995-2 mortgage-backed bonds at December 31, 1999 (dollars in thousands):

                                                                                 Series               Series              Series
                                                                                 1999-1               1997-1              1995-2
                                                                                (Issued               (Issued             (Issued
                                                                               May 1999)            March 1997)        October 1995)
------------------------------------------------------------------------------------------------------------------------------------

Amount issued                                                                    $1,500,000           $1,000,000          $1,500,000
Reference rate                                                                  3-mo. LIBOR          3-mo. LIBOR         3-mo. LIBOR
                                                                                    +12 bps               +5 bps             +17 bps
Period-end interest rate                                                             6.221%               6.231%              6.393%
Maturity                                                                               2002                 2000                2000
Mortgage loans and cash collateralizing mortgage-backed bonds:
     Collateral - book value                                                     $2,577,026           $1,643,238          $2,561,419
     Collateral - discounted value                                               $1,958,194           $1,259,290          $1,851,803
     Collateral - approximate amount exceeding
          minimum indenture requirements                                           $375,694             $204,290            $269,303



On July 17, 1998, Main Place repaid its obligations of $1.5 billion on the Series 1995-1 mortgage-backed bonds.

Interest expense on the Series 1999-1, 1997-1 and 1995-2 mortgage-backed bonds for the year ended December 31, 1999 was $191.3 million compared to $197.2 million and $227.9 million on the Series 1997-1, 1995-2 and 1995-1 bonds for the years ended December 31, 1998 and 1997, respectively.

Note 7 - Income Taxes

Due to Main Place's tax status as discussed in Note Two, no current or deferred tax expense has been provided after October 14, 1998. Current and deferred tax expenses are presented below on a pro-forma basis for 1999 and 1998, as if Main Place were subject to income taxes. The components of pro-forma income tax expense for the years ended December 31, 1999 and 1998 and income tax as provided for the period ended October 14, 1998 and year ended December 31, 1997, respectively, were as follows (dollars in thousands):

                                                                    Pro-Forma
                                                                    ---------
                                                              1999            1998            1998           1997
-------------------------------------------------------------------------------------  ----------------------------
Current - expense
     Federal                                                $ 443,121      $ 738,910      $ 574,968       $424,584
     State                                                     27,158         31,268         21,221              -
                                                       --------------- --------------  -------------  -------------
                                                              470,279        770,178        596,189        424,584
                                                       --------------- --------------  -------------  -------------
Deferred - (benefit)/expense
     Federal                                                  (12,628)       (32,219)       (32,475)        27,277
     State                                                       (492)        (1,082)        (1,092)         1,092
                                                       --------------- --------------  -------------  -------------
                                                              (13,120)       (33,301)       (33,567)        28,369
                                                       --------------- --------------  -------------  -------------
     Total income tax expense                               $ 457,159      $ 736,877      $ 562,622       $452,953
                                                       =============== ==============  =============  =============


A reconciliation of the expected federal income tax expense, based on the federal statutory rate of 35 percent for 1999, 1998 and 1997, to the pro-forma income tax expense for the years ended December 31, 1999 and 1998 and to the income tax expense provided for the period ended October 14, 1998 and year ended December 31, 1997, respectively, is as follows (dollars in thousands):




                                                                  Pro-Forma
                                                                 -----------
                                                            1999           1998            1998           1997
-------------------------------------------------------------------------------------  ----------------------------
Expected federal tax expense                                $ 439,999      $ 819,499      $ 819,499       $452,953
Increase (decrease) in taxes resulting from
     Reorganization of subsidiary                                   -       (100,000)      (263,481)             -
     State tax expense, net of federal benefit                 17,160         19,242         12,702          1,092
     Other                                                          -         (1,864)        (6,098)        (1,092)
                                                       --------------- --------------  -------------  -------------
     Total income tax expense                               $ 457,159      $ 736,877      $ 562,622       $452,953
                                                       =============== ==============  =============  =============

Significant components of Main Place's pro-forma deferred tax assets and (liabilities) on December 31, are as follows (dollars in thousands):


                                                            1999           1998
-------------------------------------------------------------------------------------
Deferred tax liabilities
     Allowance for credit losses                             $ (2,336)      $ (1,750)
     Securities available for sale                                  -        (77,028)
     Other, net                                                     -         (8,924)
                                                       --------------- --------------
          Gross deferred tax liabilities                       (2,336)       (87,702)
                                                       --------------- --------------
Deferred tax assets
     Securities available for sale                             16,214              -
     Discount accretion                                         6,519          4,480
     Other, net                                                 2,743              -
                                                       --------------- --------------
          Gross deferred tax assets                            25,476          4,480
                                                       --------------- --------------

Net deferred tax assets/(liabilities)                        $ 23,140      $ (83,222)
                                                       =============== ==============

Income taxes previously unremitted to the Corporation of $571.9 million are included in the accompanying balance sheet as of December 31, 1999 and 1998, respectively.

Note 8 - Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of the estimated fair values of financial instruments. The fair value of an instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Fair values of items for which no quoted market prices exist have been derived based on management's assumptions, the estimated amount and timing of future cash flows and estimated discount rates. The estimation methods for individual classifications of financial instruments are more fully described below. Different assumptions could significantly affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual instruments' values and should not be considered an indication of the fair value of Main Place.

Short-Term Financial Instruments

The carrying value of short-term financial instruments, including cash and cash equivalents, repurchase agreements, accounts receivable from affiliates, interest receivable and time deposits placed with affiliates, approximates the fair value. These financial instruments generally expose Main Place to limited credit risk, have no stated maturities or have maturities of less than 30 days and carry interest rates, which approximate market.

Loans

Fair values were estimated for the loans based on type of loan, credit quality and maturity. The fair value of loans was determined by discounting estimated cash flows using interest rates approximating the December 31 origination rates of the Corporation and its affiliates for similar loans. Contractual cash flows for residential mortgage loans were adjusted for estimated prepayments using published industry data. Where credit deterioration has occurred, cash flows for fixed- and variable-rate loans have been reduced to incorporate estimated losses. Where quoted market prices were available, such market prices were utilized as estimates of fair value.

Long-Term Debt

The Series 1995-2, 1997-1 and 1999-1 mortgage-backed bonds are variable rate instruments and the fair value approximated book value at December 31, 1999 and 1998.

Held-for-Investment and Available-for-Sale Securities

The carrying value of held-for-investment and available-for-sale securities approximates the fair value.

The book and fair values of financial instruments for which book and fair value differed on December 31 were (dollars in thousands):

                                                             1999                                     1998
                                             ---------------------------------------------------------------------------------
                                                    Book               Fair                 Book                 Fair
                                                   Value               Value               Value                 Value
------------------------------------------------------------------------------------------------------------------------------
Financial assets
   Loans, net of unearned income                 $12,328,216       $ 12,291,041          $ 13,092,178         $ 13,510,477

For all other financial instruments, book value approximates fair value.

                      Report of Independent Accountants on
                          Financial Statement Schedule


To the Members of Main Place Funding, LLC

Our audits of the financial statements referred to in our report dated March 16, 2000 also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


/s/ PricewaterhouseCoopers LLP
------------------------------

PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 16, 2000

Main Place Funding, LLC
Schedule IV - Mortgage Loans on Real Estate
December 31, 1999 (Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------------------

                                                                                                          Principal Amount
                                                      Final                               Carrying        of Loans Subject
                                   Interest         Maturity          Periodic            Amount of       to Delinquent
         Description                 Rate             Date          Payment Terms       Mortgage Loans   Principal/Interest
----------------------------------------------------------------------------------------------------------------------------
Conventional loans original balance
     $0 to $50                     6.00% to 10.00%      Varies    Int and prin monthly       $ 483,832            $ 9,630
                                                                  Number of Loans               22,715                368
     $50 to $100                   6.00% to 10.00%      Varies    Int and prin monthly         990,439             21,781
                                                                  Number of Loans               17,104                374
     $100 to $150                  6.00% to 10.00%      Varies    Int and prin monthly         618,469             11,529
                                                                  Number of Loans                5,883                108
     $150 to $200                  6.00% to 10.00%      Varies    Int and prin monthly         394,976              3,601
                                                                  Number of Loans                2,614                 26
     Greater than $200             6.00% to 10.00%      Varies    Int and prin monthly         826,008              7,768
                                                                  Number of Loans                4,220                 39

Government loans original balance
     $0 to $50                     6.00% to 10.00%      Varies    Int and prin monthly           4,813                564
                                                                  Number of Loans                  125                 14
     $50 to $100                   6.00% to 10.00%      Varies    Int and prin monthly          27,406              1,296
                                                                  Number of Loans                  392                 21
     $100 to $150                  6.00% to 10.00%      Varies    Int and prin monthly           9,069                209
                                                                  Number of Loans                   80                  2
     $150 to $200                  6.00% to 10.00%      Varies    Int and prin monthly           1,221                  -
                                                                  Number of Loans                    8                  -
     Greater than $200             7.01% to 9.50%       Varies    Int and prin monthly               -                  -
                                                                  Number of Loans                    -                  -

Jumbo loans original balance
     Greater than $200             6.00% to 10.00%      Varies    Int and prin monthly       8,274,229             19,072
                                                                  Number of Loans               24,685                 61

Loans serviced by others           6.46% to 10.18%      Varies    Int and prin monthly         697,754              7,630
                                                                  Number of Loans                5,659                 75
-----------------------------------------------------------------                    -------------------------------------

Total mortgage loans on
   real estate                                                                            $ 12,328,216           $ 83,080
==========================================================================================================================

Total number of mortgage loans on
   real estate                                                                                  83,485              1,088
==========================================================================================================================



 The loans in the table above are secured primarily by single-family dwellings with initial maturities ranging from 15 to 30 years. The following table presents a summary of activity of loans, net of unearned income, for the years ended December 31, 1999, 1998 and 1997.


                                                         1999                      1998                    1997
                                                -----------------------   -----------------------  ---------------------
Balance, beginning of period                              $ 13,092,178              $ 16,612,818           $ 14,704,375

Additions during the period
   Purchases of mortgage loans                               2,923,376                 4,339,301              4,822,224
   Loans contributed from affiliate                                  -                         -                 16,019
   Other                                                             -                         -                      -
                                                -----------------------   -----------------------  ---------------------
                                                             2,923,376                 4,339,301              4,838,243

Deductions during the period
  Collections of principal                                   3,547,343                 5,928,302              2,389,677
  Distribution of loans to members                             120,060                         -
  Loans securitized                                                  -                 1,903,041                537,924
  Other                                                         19,935                    28,598                  2,199
                                                -----------------------   -----------------------  ---------------------
                                                             3,687,338                 7,859,941              2,929,800
                                                -----------------------   -----------------------  ---------------------

Balance, close of period                                  $ 12,328,216              $ 13,092,178           $ 16,612,818
                                                =======================   =======================  =====================


                                             Main Place Funding, LLC
                                                    Form 10-K
                                                Index to Exhibits
Exhibit No.                         Description

2 (a)                      Agreement of Merger merging Main Place Holdings Corporation into Main Place Holdings,
                           LLC, dated as of October 15, 1998. (1)

2 (b)                      Agreement and Plan of Merger between Main Place Real Estate Investment Trust and Main
                           Place Funding, LLC, dated as of December 22, 1998.(1)

3 (a)                      Limited Liability Company Agreement of Main Place Holdings, LLC, dated as of October
                           15, 1998. (1)

3 (b)                      Amended and Restated Limited Liability Company Agreement of Main Place Funding, LLC,
                           dated as of December 14, 1998. (1)

4 (a)                      Indenture of Trust dated as of October 31, 1995, between Main Place Funding
                           Corporation and First Trust National Association, pursuant to which Main Place
                           Funding Corporation issued Mortgage-Backed Bonds, Series 1995-2. (incorporated by reference from the Form 8-K previously filed on October 31, 1995)

4 (b)                      First Supplemental Indenture of Trust dated as of November 1, 1996 to Indenture of
                           Trust dated as of October 31, 1995 between Main Place Funding Corporation and First
                           Trust National Association, as Trustee. (incorporated by reference from the Form 10-Q previously filed on November 14, 1996)

4 (c)                      Indenture of Trust dated as of March 18, 1997, between Main Place Funding Corporation and First Trust National Association, as Trustee. (incorporated by reference from the
                           Form 10-Q previously filed on May 13, 1997)

4 (d)                      Second Supplemental Indenture of Trust, dated as of December 23, 1998, between Main
                           Place Funding, LLC and U.S. Bank Trust National Association, as Trustee, in
                           connection with the Indenture of Trust dated as of October 31, 1995.  (1)

4 (e)                      First Supplemental Indenture of Trust, dated as of December 23, 1998, between Main
                           Place Funding, LLC and U.S. Bank Trust National Association, as Trustee, in
                           connection with the Indenture of Trust dated as of March 18, 1997. (1)

4 (f)                      Indenture of Trust dated as of May 25, 1999, between Main Place Funding, LLC and U.S.
                           Bank National Association, as Trustee. (incorporated by reference from the Form 8-K filed on May 25, 1999)

4 (g)                      Assignment and Assumption Agreement between NationsBank, N.A. and Main Place Trust, dated as of December 14, 1998. (1)

4 (h)                      Trust Agreement of Main Place Trust, dated as of December 14, 1998. (1)

10 (a)                     Servicing Agreement dated as of July 18, 1995, between Main Place Funding Corporation and NationsBanc Mortgage Corporation. (incorporated by reference from the Current
                           Report on Form 8-K previously filed on July 18, 1995)

10 (b)                     Servicing Agreement dated as of October 31, 1995, between Main Place Funding
                           Corporation and NationsBanc Mortgage Corporation. (incorporated by reference from the
                           Current Report on Form 8-K previously filed on October 31, 1995)

10 (c)                     Servicing Agreement dated November 1, 1996, between Main Place Real Estate Investment
                           Trust and NationsBanc Mortgage Corporation. (incorporated by reference from the
                           Quarterly Report on Form 10-Q previously filed on November 14,1996)

10 (d)                     Servicing Agreement dated as of November 1, 1996, between Main Place Real Estate
                           Investment Trust and NationsBank, N.A. (incorporated by reference from the Quarterly
                           Report on Form 10-Q previously filed on November 14,1996)

10 (e)                     Servicing Agreement dated as of March 18, 1997, between Main Place Funding
                           Corporation and NationsBanc Mortgage Corporation. (incorporated by reference from the
                           Quarterly Report on Form 10-Q previously filed on May 13, 1997)

10 (f)                     Servicing Agreement dated as of May 25, 1999, by and between Main Place Funding LLC and Nationsbanc Mortgage Corporation. (incorporated by reference from the Form 8-K filed on May 25, 1999)

12                         Ratio of Earnings to Fixed Charges.

23                         Consent of PricewaterhouseCoopers LLP.

27                         Financial Data Schedule.


(1)  Incorporated by reference from the Form 10-K previously filed on March 31, 1999.
(2)  Incorporated by reference from the Form 10-K previously filed on March 31, 1998.