Form 10-Q
period 2000-03-31
MAIN PLACE FUNDING LLC
filed 2000-05-15
CIK 927627

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2000

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

On May 15, 2000, there were no shares of common stock outstanding. As of May 15, 2000, members' interests consisted of ownership percentages of 99 percent and 1 percent for Bank of America, N.A. and Main Place Trust, respectively.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Main Place Funding, LLC
March 31, 2000 Form 10-Q


Index
                                                                      Page
                                                                      ----
Part I.  Financial Information

Item 1.  Financial Statements

         Statement of Income for the Three Months Ended
         March 31, 2000 and 1999                                       3

         Balance Sheet at March 31, 2000 and December 31, 1999         4

         Statement of Cash Flows for the Three Months Ended
         March 31, 2000 and 1999                                       5

         Statement of Changes in Members' Equity for the
         Three Months Ended March 31, 2000 and 1999                    6

         Notes to Financial Statements                                 7

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                           11

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                             12

Signature                                                             13

Index to Exhibits                                                     14

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


Main Place Funding, LLC
Statement of Income
(Dollars in Thousands)

                                                                                          Three Months
                                                                                         Ended March 31
                                                                               ----------------------------------
                                                                                    2000              1999
-----------------------------------------------------------------------------------------------------------------
Income
    Interest and fees on loans                                                        $217,831         $ 233,069
    Interest on securities                                                              48,795           141,756
    Interest on time deposits placed                                                    75,562           154,608
    Gains on sales of available for sale securities                                          -             2,498
                                                                               ----------------------------------
       Total income                                                                    342,188           531,931
                                                                               ----------------------------------

Expenses
   Interest on securities sold under agreements to repurchase                           35,734            89,939
   Interest on long-term debt                                                           63,144            33,268
   Provision for credit losses                                                               -                 -
   Other operating expenses                                                              7,065             6,320
                                                                               ----------------------------------
       Total expenses                                                                  105,943           129,527
                                                                               ----------------------------------
   Income before income taxes and cumulative effect of accounting change               236,245           402,404
   Income tax expense                                                                   85,910                 -
                                                                               ----------------------------------
   Income before cumulative effect of accounting change                                150,335           402,404
   Cumulative effect of change in accounting for income taxes-benefit                    6,926                 -
                                                                               ----------------------------------
       Net income                                                                     $157,261         $ 402,404
                                                                               ==================================


See accompanying notes to financial statements.


Main Place Funding, LLC
Balance Sheet
(Dollars in Thousands)
                                                                                     March 31           December 31
                                                                                       2000                 1999
------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                            $ 976,064             $ 901,145
   Time deposits placed with affiliates                                                 4,000,000             5,000,000
   Securities:
       Available-for-sale                                                               2,707,098             2,858,278
       Held-for-investment, at cost (market value $36,440 and $45,406)                     36,497                45,364
                                                                                ----------------------------------------
           Total securities                                                             2,743,595             2,903,642
                                                                                ----------------------------------------

   Loans, net of unearned income                                                       11,902,905            12,328,216
   Allowance for credit losses                                                            (35,865)              (35,988)
                                                                                ----------------------------------------
       Loans, net of unearned income and allowance for credit losses                   11,867,040            12,292,228
   Interest receivable                                                                     81,995                80,083
   Accounts receivable from affiliates                                                     18,907                19,249
   Other assets                                                                            47,542                14,514
                                                                                ----------------------------------------
     Total assets                                                                    $ 19,735,143          $ 21,210,861
                                                                                ========================================

Liabilities
    Accrued expenses                                                                      $ 3,069               $ 3,818
    Accrued expenses due to affiliate                                                      95,013               578,249
    Securities sold under agreements to repurchase from affiliates                      2,404,284             2,557,522
    Current portion of long-term debt                                                   1,499,962             2,499,945
    Long-term debt                                                                      1,500,000             1,500,000
                                                                                ----------------------------------------
       Total liabilities                                                                5,502,328             7,139,534
                                                                                ----------------------------------------

Members' Equity
     Contributed equity                                                                13,395,436            13,395,436
     Undistributed income                                                                 879,478               722,217
     Accumulated other comprehensive income (loss)                                        (42,099)              (46,326)
                                                                                ----------------------------------------
       Total members' equity                                                           14,232,815            14,071,327
                                                                                ----------------------------------------
         Total liabilities and members' equity                                       $ 19,735,143          $ 21,210,861
                                                                                ========================================

See accompanying notes to financial statements.




Main Place Funding, LLC
Statement of Cash Flows
(Dollars in Thousands)

                                                                                                           Three Months Ended
                                                                                                                March 31
                                                                                                     ------------------------------
                                                                                                           2000           1999
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Income before cumulative effect of accounting change                                               $     150,335  $     402,404
   Reconciliation of income before cumulative effect to net cash provided by operating activities
     Gains on sales of securities                                                                                 -         (2,498)
     Deferred income tax benefit                                                                             (2,684)             -
     Net (increase) decrease in interest receivable                                                          (1,912)         4,533
     Net decrease in accounts receivable from affiliates                                                        342        117,217
     Net (decrease) increase in accrued expenses                                                               (749)           629
     Net decrease in accrued expenses due to affiliates                                                    (483,236)       (11,975)
     Other operating activities, net                                                                            489         18,206
                                                                                                     ------------------------------
           Net cash provided by operating activities                                                       (337,415)       528,516
                                                                                                     ------------------------------

Investing Activities
   Proceeds from maturities of securities held for investment                                                 8,867         73,792
   Proceeds from sales and maturities of securities available for sale                                      131,349      1,312,767
   Net decrease (increase) in time deposits placed with affiliates                                        1,000,000     (1,600,000)
   Purchases of loans                                                                                             -     (1,002,208)
   Collections of loans outstanding                                                                         425,356      1,291,087
                                                                                                       ----------------------------
            Net cash provided by investing activities                                                     1,565,572         75,438
                                                                                                       ----------------------------

Financing Activities
    Net decrease in securities sold under agreements
        to repurchase                                                                                      (153,238)    (1,458,226)
    Retirement of long-term debt                                                                         (1,000,000)             -
                                                                                                       ----------------------------
          Net cash used in financing activities                                                          (1,153,238)    (1,458,226)
                                                                                                       ----------------------------

Net increase (decrease) in cash and cash equivalents                                                         74,919       (854,272)
Cash and cash equivalents at beginning of period                                                            901,145      2,219,988
                                                                                                     ------------------------------
Cash and cash equivalents at end of period                                                            $     976,064  $   1,365,716
                                                                                                     ==============================


See accompanying notes to financial statements.




Main Place Funding, LLC
Statement of Changes in Members' Equity
(Dollars in Thousands)
                                                                                        Accumulated
                                                                                           Other       Total       Compre-
                                                              Contributed Undistributed Comprehensive  Members'    hensive
                                                                 Equity      Income       Income (1)   Equity      Income
-----------------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1998                                  $24,980,572  $      -      $ 220,081  $ 25,200,653
   Net income                                                               402,404                      402,404   $ 402,404
   Other comprehensive income                                                              (59,898)      (59,898)    (59,898)
                                                                                                                   ----------

   Comprehensive income                                                                                           $ 342,506
                                                            ----------------------------------------------------   ==========
Balance on March 31, 1999                                      $24,980,572 $402,404      $ 160,183  $ 25,543,159
                                                            ====================================================

Balance on December 31, 1999                                   $13,395,436 $722,217      $ (46,326) $ 14,071,327
   Income before cumulative effect of accounting change                     150,335                      150,335    150,335
   Other comprehensive income before cumulative effect of
       accounting change                                                                   (11,987)      (11,987)   (11,987)
   Cumulative effect of change in accounting for income taxes                 6,926         16,214        23,140     23,140
                                                                                                                   ----------
   Comprehensive income                                                                                           $ 161,488
                                                            ----------------------------------------------------   =========
Balance on March 31, 2000                                      $13,395,436  $879,478     $ (42,099) $ 14,232,815
                                                            ====================================================

(1)  Changes in Accumulated Other Comprehensive Income includes after-tax net unrealized gains (losses) on securities available for sale.

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

As a result of the December 23, 1998 merger, Bank of America, N.A. holds a 99 percent membership interest in Main Place. The other 1 percent membership interest is held by Main Place Trust, a Delaware business trust, also a wholly owned subsidiary of Bank of America, N.A. In connection with the merger of MPREIT with and into Main Place, all outstanding MPREIT Class A Trust Shares were cancelled. All outstanding MPREIT Class B Trust Shares were converted into rights to receive cash. As a result of the December 23, 1998 merger, Main Place's ownership interests are presented in the accompanying financial statements to reflect the equity structure of a single-member limited liability company ("LLC"). Main Place is also considered a single-member LLC under current tax law. As the surviving entity, Main Place issues and sells mortgage-backed bonds and acquires, owns, holds and pledges the related mortgage notes and other assets serving as collateral in connection therewith. In connection with the merger with MPREIT, Main Place assumed MPREIT's obligations under the Series 1995-2 and Series 1997-1 mortgage-backed bonds.


Note 2 - Accounting Policies

The information contained in the financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period classifications. Accounting policies followed in the presentation of interim financial results are presented in Note 2 on pages 12 to 14 of the Annual Report on Form 10-K for the year ended December 31, 1999. Discussion of changes in such accounting policies is below.

Accounting for Income Taxes

After October 14, 1998, Main Place is classified as a single-member LLC and, as such, is disregarded as an entity separate from its owners for income tax purposes. Main Place has become aware that the predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements, and has concluded that is a more informative presentation than pro-forma disclosures. Accordingly, effective January 1, 2000, Main Place recognized through cumulative effect adjustment deferred tax assets and liabilities determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", and the accompanying financial statements include an income tax provision for the quarter ended March 31, 2000. On a proforma basis, income tax expense for the quarter ended March 31, 1999 was $146,334. For the quarter ended March 31, 2000 and 1999, income tax expense differs from the amount of income tax determined by applying the federal statutory rate of 35 percent to pre-tax income, primarily as a result of state taxes.

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


The operating results of Main Place are included in the consolidated federal income tax return of the Corporation. The method of allocating federal income tax expense was determined under a tax allocation agreement with the Corporation. This agreement specified that income tax expense be computed for all subsidiaries on a separate company method, taking into account tax planning strategies and tax position of the consolidated group.



Note 3 - Loans

The following table presents the composition of loans (dollars in thousands):


                                                    March 31           December 31
                                                      2000                 1999
-------------------------------------------------------------------------------------
Residential mortgage                               $11,881,159          $ 12,304,562
Other consumer                                          12,498                13,706
Commercial real estate                                   9,248                 9,948
                                             ----------------------------------------
    Total loans, net of unearned income            $11,902,905          $ 12,328,216
                                             ----------------------------------------


Mortgage loans collateralizing mortgage-backed bonds were comprised of the following (dollars in thousands):

                                                    March 31           December 31
                                                      2000                 1999
-------------------------------------------------------------------------------------
Adjustable-rate                                    $ 3,421,443           $ 5,086,850
Fixed-rate                                           1,464,703             1,551,596
                                             ----------------------------------------
   Total mortgage loans                            $ 4,886,146           $ 6,638,446
                                             ----------------------------------------

Transactions in the allowance for credit losses were as follows (dollars in thousands):

                                                              Three Months
                                                             Ended March 31
                                                         ------------------------
                                                            2000         1999
---------------------------------------------------------------------------------
Balance on January 1                                         $35,988    $ 37,599
Loans charged off                                               (123)       (866)
Recoveries of loans previously charged off                         -         140
Provision for credit losses                                        -           -
                                                         ------------------------
Balance on March 31                                          $35,865    $ 36,873
                                                         ------------------------


Main Place had $76.5 million of nonperforming loans on March 31, 2000 compared to $83.1 million on December 31, 1999. Foreclosed properties totaled $6.1 million on March 31, 2000 and December 31, 1999, respectively.


Note 4 - Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. As of March 31, 2000 and 1999, Main Place had $4.0 billion and $13.6 billion, respectively, of time deposits placed with the Parent. Interest income on time deposits for the three months ended March 31, 2000 and 1999 was $75.6 million and $154.6 million, respectively.

At March 31, 2000 and 1999, Main Place had $18.9 million and $141.9 million, respectively, of accounts receivable from affiliates of the Corporation. These receivables are related to mortgage payments and securities principal and interest payments in process, which generally clear within 30 days.

On March 31, 2000 and 1999, Main Place had a total of $2.4 billion and $7.2 billion, respectively, of U.S. government securities sold under agreements to repurchase from the Parent and Banc of America Securities LLC, wholly owned subsidiaries of the Corporation which mature on demand. Interest expense on these securities for the three months ended March 31, 2000 and 1999 was $35.7 million and $89.9 million, respectively.

Main Place has entered into agreements with the Parent for the servicing and administration of its mortgage portfolio. Servicing fees paid to the Parent approximated $6.4 million and $5.7 million for the three months ended March 31, 2000 and 1999, respectively, and are included in "Other operating expenses" on the accompanying statement of income.

From time to time, Main Place purchases certain mortgage loans originated by the Parent. Main Place did not purchase any loans during the first three months of 2000 and purchased $1.0 billion of loans from the Parent during the first three months of 1999.

Accrued expenses due to affiliates as of March 31, 2000 and December 31, 1999, were $95.0 million and $578.2 million, respectively composed of income tax payable to the Parent of $85.9 million and $571.9 million, respectively.

At March 31, 2000, Main Place had a revolving line of credit agreement with the Parent for the benefit of the trustee under the Series 1995-2 Mortgage-Backed Bonds. The maximum borrowing allowed under this agreement, which expires in 2000, is $82.5 million. The borrowings bear interest at prime and are subject to a .25 percent per annum commitment fee on the unused portion of the facility. There have been no borrowings under this agreement.

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

Note 5 - Long-Term Debt

The following table displays the primary terms of Main Place's 1995-2 and 1999-1 mortgage-backed bonds as of March 31, 2000 (dollars in thousands):

                                                                     Series              Series
                                                                     1995-2              1999-1
                                                                     (Issued             (Issued
                                                                  October 1995)         May 1999)
                                                               -------------------------------------
Amount issued                                                        $1,500,000          $1,500,000
Reference rate                                                      3-mo. LIBOR         3-mo. LIBOR
                                                                        +17 bps             +12 bps
Period-end interest rate                                                 6.210%              6.230%
Maturity                                                                   2000                2002
Mortgage loans and cash collateralizing mortgage-backed bonds:
     Collateral - book value                                         $2,494,698          $2,503,060
     Collateral - discounted value                                   $1,807,968          $1,900,182
     Collateral - approximate amount exceeding
          minimum indenture requirements                               $225,468            $317,682


Interest expense on the Series 1995-2, 1997-1 and 1999-1 mortgage-backed bonds for the three months ended March 31, 2000 was $63.1 million compared to interest expense on the Series 1995-2 and 1997-1 mortgage-backed bonds of $33.3 million for the same period in 1999. Main Place repaid its obligations on the Series 1997-1 mortgage-backed bonds of $1.0 billion on March 25, 2000.

In April 1999, the Securities and Exchange Commission declared effective Main Place's shelf registration statement (Registration Statement) providing an additional $5 billion of capacity for issuance of mortgage-backed bonds (Bonds). Bonds have been issued under this as well as previously effective registration statements. The Bonds, which were issued in series pursuant to separate indentures, are generally subject to the following terms. The Bonds, collateralized primarily by mortgage loans on 1-to-4 family dwellings, are obligations solely of Main Place. The Bonds are not prepayable at the option of Main Place, but are subject to redemption in whole or in part under certain circumstances. Under the terms of an indenture relating to each series of Bonds, Main Place must maintain a minimum amount of eligible collateral, which is determined on a discounted basis and may consist of mortgage loans, certain U.S. agency mortgage pass-through certificates, U.S. government securities and cash held by a trustee (the Trustee). The types, characteristics and permitted amounts of eligible collateral are subject to change from time to time without the consent of the bondholders if such changes would not adversely affect the ratings assigned to the Bonds. In the event such collateral requirements are not met with respect to any series, Main Place must provide additional or substitute mortgage loans or other acceptable collateral with respect to such series to meet the required amounts of eligible collateral and/or repurchase Bonds in an amount sufficient to meet collateral requirements. If sufficient eligible collateral is not supplied and/or sufficient Bonds are not repurchased, Main Place must redeem a portion of the outstanding Bonds of such series such that the existing amount of the eligible collateral meets the collateral requirements of the indenture relating to the Bonds of such series that remain outstanding after the redemption. As of March 31, 2000, Main Place had the authority to issue approximately $3.5 billion of securities under its existing shelf registration statement.

Item 2.  Management's Discussion and Analysis of Results of Operations and
                  Financial Condition


Net income was $157.3 million and $402.4 million for the periods ended March 31, 2000 and 1999, respectively. After October 14, 1998, Main Place is classified as a single-member limited liability company ("LLC") and, as such, is disregarded as an entity separate from its owners for income tax purposes. Main Place has become aware that the predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements, and has concluded that is a more informative presentation than pro-forma disclosures. Accordingly, effective January 1, 2000, Main Place recognized through cumulative effect adjustment deferred tax assets and liabilities determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", and the accompanying financial statements include an income tax provision for the quarter ended March 31, 2000 and pro-forma income tax information for the quarter ended March 31, 1999 (see Note 2). Total pre-tax net income was $236.2 million and $402.4 million for the periods ended March 31, 2000 and 1999, respectively. The decrease primarily resulted from decreases in interest income and no gains on sales of securities, partially offset by a decline in interest expense.


Total income for the first quarter of 2000 was $342.2 million, representing a decrease of $189.7 million compared to 1999. The decrease included a decline in interest income from the securities portfolio of $93.0 million resulting from a reduction of $5.2 billion in the average balance of the securities portfolio. The decrease also included a decline in interest on time deposits placed of $79.0 million, resulting from a reduction of $7.9 billion in the respective average balances, slightly offset by a 116 basis point increase in average yields to 5.99 percent. Interest and fees on loans declined $15.2 million due to a consistent reduction in the loan portfolio. The remaining decrease in total income for the first quarter of 2000 was the result of a $2.5 million decrease in gains on sales of available-for-sale securities from the same period in 1999.

Total expenses (excluding income taxes) for the first quarter of 2000 were $105.9 million, representing a decrease of $23.6 million compared to the same period in 1999. The decrease included a decline in interest expense on securities sold under agreements to repurchase of $54.2 million, resulting from a reduction of $5.3 billion in average borrowings, and slightly offset by a 112 basis point increase in average rates to 5.78 percent. Long-term debt interest expense increased by $29.9 million to $63.1 million compared to the same period in 1999, due to the issuance of $1.5 billion in new debt, series 1999-1 in May 1999 and a 115 basis point increase in average rates to 6.47 percent.

Main Place made no provision for credit losses in the first quarter of 2000 due to the decline in the average balance of the loan portfolio throughout 1999 and the $6.6 million decrease in nonperforming loans to $76.5 million on March 31, 2000 from $83.1 million on December 31, 1999. Future economic conditions and changes in the loan portfolio may increase nonperforming loans and, accordingly, the level of the allowance for credit losses. The nature of the process by which Main Place determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After review of all relevant matters affecting loan collectibility, management believes that the allowance for credit losses is appropriate given its analysis of incurred credit losses at March 31, 2000.

Bank of America Technology & Operations, Inc. (formerly NationsBanc Services, Inc.), a subsidiary of Bank of America, N.A., provides data processing and other support services to Main Place and certain other subsidiaries of the Corporation. These services included the completion of substantially all of Main Place's Year 2000 software conversion projects as of March 31, 2000. Bank of America Technology & Operations, Inc. is reimbursed through affiliate allocations to the other subsidiaries. For further information related to the Corporation's Year 2000 efforts, refer to the section entitled "Year 2000 Project" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                           12       Ratio of Earnings to Fixed Charges.


                           18 Letter re change in accounting principle from PricewaterhouseCoopers LLP.


                           27       Financial Data Schedule.

                  (b)      Reports on Form 8-K:

                           None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Main Place Funding, LLC


Date:  May 15, 2000                   /s/ Susan R. Faulkner
                                      -----------------------------
                                      Susan  R. Faulkner
                                      Treasurer and Senior Vice President/
                                      Principal Financial and Accounting Officer
                                      (Principal Financial and
                                      Duly Authorized Officer)

                             Main Place Funding, LLC
                                    Form 10-Q
                                Index to Exhibits



Exhibit           Description

12                Ratio of Earnings to Fixed Charges.

18                Letter re change in accounting principle from Pricewaterhouse
                  Coopers LLP.

27                Financial Data Schedule.