Form 10-Q
period 2000-06-30
MAIN PLACE FUNDING LLC
filed 2000-08-14
CIK 927627

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2000

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

On August 11, 2000, there were no shares of common stock outstanding. As of August 11, 2000, members' interests consisted of ownership percentages of 99 percent and 1 percent for Bank of America, N.A. and Main Place Trust, respectively.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Main Place Funding, LLC
June 30, 2000 Form 10-Q

Index
                                                                                              Page

Part I.  Financial Information

Item 1.  Financial Statements

         Statement of Income for the Three Months and Six Months
         Ended June 30, 2000 and 1999                                                            3

         Balance Sheet as of June 30, 2000 and December 31, 1999                                 4

         Statement of Cash Flows for the Six Months Ended
         June 30, 2000 and 1999                                                                  5

         Statement of Changes in Members' Equity for the
         Six Months Ended June 30, 2000 and 1999                                                 6

         Notes to Financial Statements                                                           7

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                                                 11

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                        12

Signature                                                                                        13

Index to Exhibits                                                                                14

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Main Place Funding, LLC
Statement of Income
(Dollars in Thousands)

                                                                               Three Months             Six Months
                                                                              Ended June 30            Ended June 30
                                                                          -------------------------------------------------
                                                                             2000        1999         2000        1999
---------------------------------------------------------------------------------------------------------------------------
Income
    Interest and fees on loans                                              $206,394    $228,403     $424,225     $461,472
    Interest on securities                                                    46,460     120,640       95,255      262,396
    Interest on time deposits placed                                          67,051     108,662      142,614      263,270
    Gains on sales of securities                                                   -       1,922            -        4,420
                                                                          -------------------------------------------------
       Total income                                                          319,905     459,627      662,094      991,558
                                                                          -------------------------------------------------

Expenses
   Interest on securities sold under agreements to repurchase                 36,853      80,073       72,587      170,012
   Interest on long-term debt                                                 49,853      41,060      112,997       74,328
   Provision for credit losses                                                     -           -            -            -
   Other operating expenses                                                    7,001       5,604       14,066       11,924
                                                                          -------------------------------------------------
       Total expenses                                                         93,707     126,737      199,650      256,264
                                                                          -------------------------------------------------
   Income before income taxes and cumulative effect of accounting change     226,198     332,890      462,444      735,294
   Income tax expense                                                         87,518           -      173,428            -
                                                                          -------------------------------------------------
   Net income before cumulative effect of accounting change                  138,680     332,890      289,016      735,294
   Cumulative effect of change in accounting for income taxes-benefit              -           -        6,926            -
                                                                          -------------------------------------------------
       Net income                                                            138,680     332,890      295,942      735,294
                                                                          =================================================

See accompanying notes to financial statements.


Main Place Funding, LLC
Balance Sheet
(Dollars in Thousands)
                                                                                           June 30       December 31
                                                                                             2000            1999
-----------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                               $ 1,996,954       $ 901,145
   Time deposits placed with affiliates                                                      4,300,000       5,000,000
   Securities:
       Available-for-sale                                                                    2,574,202       2,858,278
       Held-for-investment, at cost (market value $12,405 and $45,406)                          12,357          45,364
                                                                                      ---------------------------------
           Total securities                                                                  2,586,559       2,903,642
                                                                                      ---------------------------------

   Loans, net of unearned income                                                            10,833,401      12,328,216
   Allowance for credit losses                                                                 (35,682)        (35,988)
                                                                                      ---------------------------------
       Loans, net of unearned income and allowance for credit losses                        10,797,719      12,292,228
   Interest receivable                                                                          76,293          80,083
   Accounts receivable from affiliates                                                           2,647          19,249
   Other assets                                                                                 36,426          14,514
                                                                                      ---------------------------------
     Total assets                                                                         $ 19,796,598    $ 21,210,861
                                                                                      =================================

Liabilities
    Accrued expenses                                                                           $ 3,105         $ 3,818
    Accrued expenses due to affiliate                                                          160,644         578,249
    Securities sold under agreements to repurchase from affiliates                           2,251,415       2,557,522
    Current portion of long-term debt                                                        1,499,978       2,499,945
    Long-term debt                                                                           1,500,000       1,500,000
                                                                                      ---------------------------------
       Total liabilities                                                                     5,415,142       7,139,534
                                                                                      ---------------------------------
Members' Equity
     Contributed equity                                                                     13,395,436      13,395,436
     Undistributed income                                                                    1,018,159         722,217
     Accumulated other comprehensive loss                                                      (32,139)        (46,326)
                                                                                      ---------------------------------
       Total members' equity                                                                14,381,456      14,071,327
                                                                                      ---------------------------------
         Total liabilities and members' equity                                            $ 19,796,598    $ 21,210,861
                                                                                      =================================

See accompanying notes to financial statements.



Main Place Funding, LLC
Statement of Cash Flows
(Dollars in Thousands)

                                                                                                             Six Months Ended
                                                                                                                 June 30
                                                                                               -------------------------------------
                                                                                                          2000               1999
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income before cumulative effect of accounting change                                        $     289,016      $    735,294
   Reconciliation of income before cumulative effect to net cash provided by operating activities
     Gains on sales of securities                                                                              -            (4,420)
     Deferred income tax benefit                                                                         (18,757)                -
     Net decrease in interest receivable                                                                   3,790            18,984
     Net decrease in accounts receivable from affiliates                                                  16,602           421,240
     Net (decrease) increase in accrued expenses                                                            (713)            1,672
     Net (decrease) in accrued expenses due to affiliates                                               (417,723)           (9,416)
     Other operating activities, net                                                                      22,807            28,276
                                                                                               -------------------------------------
           Net cash (used in) provided by operating activities                                          (104,978)        1,191,630
                                                                                               -------------------------------------

Investing Activities
   Proceeds from maturities of securities held for investment                                             33,009           117,095
   Proceeds from sales and maturities of securities available for sale                                   279,387         2,390,442
   Purchases of securities available for sale                                                                  -           (13,184)
   Net decrease in time deposits placed with affiliates                                                  700,000         8,000,000
   Purchases of loans                                                                                          -        (2,178,396)
   Collections of loans outstanding                                                                      705,545         2,276,561
   Proceeds from sale and securitizations of loans                                                       788,953                 -
                                                                                                 -----------------------------------
            Net cash provided by investing activities                                                  2,506,894        10,592,518
                                                                                                 -----------------------------------

Financing Activities
    Net decrease in securities sold under agreements
        to repurchase                                                                                   (306,107)       (2,466,447)
    Proceeds from issuance of long-term debt                                                                   -         1,500,000
    Retirement of long-term debt                                                                      (1,000,000)                -
    Distribution of capital to affiliates                                                                      -       (12,000,000)

                                                                                                ------------------------------------
          Net cash used in financing activities                                                       (1,306,107)      (12,966,447)
                                                                                                ------------------------------------

Net increase (decrease) in cash and cash equivalents                                                   1,095,809        (1,182,299)
Cash and cash equivalents at beginning of period                                                         901,145         2,219,988
                                                                                                ------------------------------------
Cash and cash equivalents at end of period                                                        $    1,996,954    $   1,037,689
                                                                                                ====================================

Supplemental disclosure of noncash transactions
   Distribution of loans to affiliates                                                            $            -    $     120,060


See accompanying notes to financial statements.



Main Place Funding, LLC
Statement of Changes in Members' Equity
(Dollars in Thousands)
                                                                                         Accumulated
                                                                                            Other          Total         Compre-
                                                            Contributed    Undistributed Comprehensive    Members'       hensive
                                                               Equity        Income      Income (Loss)(1)  Equity      Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1998                                 $24,980,572 $             $     220,081 $    25,200,653
   Net income                                                                  735,294                       735,294 $      735,294
   Other comprehensive income                                                               (156,428)       (156,428)      (156,428)
                                                                                                                       -------------
   Comprehensive income                                                                                              $      578,866
                                                                                                                       =============
   Distribution                                              (11,585,136)     (534,924)                  (12,120,060)
                                                          -----------------------------------------------------------
Balance on June 30, 1999                                     $13,395,436 $     200,370 $      63,653 $    13,659,459
                                                          ===========================================================

Balance on December 31, 1999                                 $13,395,436 $     722,217 $     (46,326)$    14,071,327
   Net income before cumulative effect of accounting change                    289,016                       289,016 $      289,016
   Cumulative effect of change in accounting for income taxes                    6,926                         6,926          6,926
   Other comprehensive income                                                                 14,187          14,187         14,187
                                                                                                                       -------------
   Comprehensive income                                                                                              $      310,129
                                                          -----------------------------------------------------------  =============
Balance on June 30, 2000                                     $13,395,436 $   1,018,159 $     (32,139)$    14,381,456
                                                          ===========================================================

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


Note 2 - Accounting Policies

The information contained in the financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period classifications. Accounting policies followed in the presentation of interim financial results are presented in Note 2 on pages 12 to 14 of the Annual Report on Form 10-K for the year ended December 31, 1999. Discussion of significant changes in such accounting policies is below.

Accounting for Income Taxes

After October 14, 1998, Main Place is classified as a single-member LLC and, as such, is disregarded as an entity separate from its owners for income tax purposes. Main Place has become aware that the predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements, and has concluded that is a more informative presentation than proforma disclosures. Accordingly, effective January 1, 2000, Main Place recognized through a cumulative effect adjustment deferred tax assets and liabilities determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", and the accompanying financial statements include an income tax provision for the three and six month periods ended June 30, 2000. On a proforma basis, income tax expense for the three and six month periods ended June 30, 1999 was $121,039, and $267,353, respectively. For the three-month period ended June 30, 2000 and 1999, income tax expense differs from the amount of income tax determined by applying the federal statutory rate of 35 percent to pre-tax income, primarily as a result of state taxes.

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


Note 3 - Loans

The following table presents the composition of loans (dollars in thousands):

                                                     June 30          December 31
                                                       2000              1999
-------------------------------------------------------------------------------------
Residential mortgage                                 $10,824,385         $12,304,562
Other consumer                                                 -              13,706
Commercial real estate                                     9,016               9,948
                                                 ------------------------------------
    Total loans                                      $10,833,401         $12,328,216
                                                 ------------------------------------

Mortgage loans collateralizing mortgage-backed bonds were comprised of the following (dollars in thousands):

                                                     June 30          December 31
                                                       2000              1999
-------------------------------------------------------------------------------------
Adjustable-rate                                       $3,274,887          $5,086,850
Fixed-rate                                             1,411,602           1,551,596
                                                 ------------------------------------
   Total mortgage loans                               $4,686,489          $6,638,446
                                                 ------------------------------------

Transactions in the allowance for credit losses were as follows (dollars in thousands):

                                                              Six Months
                                                            Ended June 30
                                                        ----------------------
                                                           2000       1999
------------------------------------------------------------------------------
Balance on January 1                                       $35,988    $37,599
Loans charged off                                             (306)      (977)
Recoveries of loans previously charged off                       -        376
Provision for credit losses                                      -          -
                                                        ----------------------
Balance on June 30                                         $35,682    $36,998
                                                        ----------------------

Main Place had $67.0 million of nonperforming loans on June 30, 2000 compared to $83.1 million on December 31, 1999. Foreclosed properties on June 30, 2000 totaled $6.0 million compared to $6.1 million on December 31, 1999.

Note 4 - Affiliate Transactions
Main Place maintains its cash and cash equivalent accounts with the Parent in the form of time deposits. Interest income on time deposits for the three months and six months ended June 30, 2000 was $67.1 million and $142.6 million, respectively, compared to $108.7 million and $263.3 million for the same prior year periods. As of June 30, 2000 and 1999, Main Place had $4.3 billion and $4.0 billion, respectively, of time deposits placed with the Parent.

At June 30, 2000 and December 31,1999, Main Place had $2.6 million and $19.5 million, respectively, of accounts receivable from affiliates of the Corporation. These receivables are related to mortgage payments and securities principal and interest payments in process, which generally clear within 30 days.

Interest expense on securities for the six months ended June 30, 2000 and 1999 was $72.6 million and $170.0 million, respectively, related primarily to U.S. Government securities. On June 30, 2000 and 1999, Main Place had a total of $2.3 billion and $6.2 billion, respectively, of U.S. government securities sold under agreements to repurchase from the Parent and Banc of America Securities LLC, wholly owned subsidiaries of the Corporation which mature on demand.

Main Place has entered into agreements with the Parent for the servicing and administration of its mortgage portfolio. Servicing fees paid to the Parent approximated $6.4 million and $4.6 million for the six months ended June 30, 2000 and 1999, respectively, and are included in "Other operating expenses" on the accompanying statement of income.

From time to time, Main Place purchases certain mortgage loans originated by the Parent. Main Place did not purchase any loans during the six months ended June 30, 2000 and purchased $2.2 billion of loans from the Parent during the same period in 1999.

Accrued expenses due to affiliates as of June 30, 2000 and December 31, 1999, were $160.6 million and $578.2 million, respectively composed primarily of income tax payable to the Parent of $154.6 million and $571.9 million, respectively.

At June 30, 2000, Main Place had a revolving line of credit agreement with the Parent for the benefit of the trustee under the Series 1995-2 Mortgage-Backed Bonds. The maximum borrowing allowed under this agreement, which expires in 2000, is $82.5 million. The borrowings bear interest at prime and are subject to a .25 percent per annum commitment fee on the unused portion of the facility. There have been no borrowings under this agreement.

During the six months ended June 30, 2000, Main Place sold $565 million of mortage loans to the Parent. No gain or loss was recorded on this transaction.

Note 5 - Long-Term Debt

The following table displays the primary terms of Main Place's 1995-2, and 1999-1 mortgage-backed bonds as of June 30, 2000 (dollars in thousands):

                                                                           Series               Series
                                                                           1995-2               1999-1
                                                                           (Issued              (Issued
                                                                         October 1995)         May 1999)
                                                                       ------------------------------------
Amount issued                                                              $1,500,000           $1,500,000
Reference rate                                                            3-mo. LIBOR          3-mo. LIBOR
                                                                              +17 bps               +12bps
Period-end interest rate                                                       6.480%               6.940%
Maturity                                                                         2000                 2002
Mortgage loans and cash collateralizing mortgage-backed bonds:
     Collateral - book value                                               $2,396,496           $2,418,700
     Collateral - discounted value                                          1,733,048            1,830,034
     Collateral - approximate amount exceeding
          minimum indenture requirements                                      150,548              247,534


Interest expense on the Series 1995-2, 1997-1 and 1999-1 mortgage-backed bonds for the three months and six months ended June 30, 2000 was $49.9 million and $113.0 million, respectively, compared to interest expense on the Series 1995-2, 1997-1 and 1999-1 mortgage-backed bonds of $41.1 million and $74.3 million for the same periods in 1999. Main Place repaid its obligations on the Series 1997-1 mortgage-backed bonds of $1.0 billion on March 25, 2000.

In April 1999, the Securities and Exchange Commission declared effective Main Place's shelf registration statement (Registration Statement) providing an additional $5 billion of capacity for issuance of mortgage-backed bonds (Bonds). Bonds have been issued under this as well as previously effective registration statements. The Bonds, which were issued in series pursuant to separate indentures, are generally subject to the following terms. The Bonds, collateralized primarily by mortgage loans on 1-to-4 family dwellings, are obligations solely of Main Place. The Bonds are not prepayable at the option of Main Place, but are subject to redemption in whole or in part under certain circumstances. Under the terms of an indenture relating to each series of Bonds, Main Place must maintain a minimum amount of eligible collateral, which is determined on a discounted basis and may consist of mortgage loans, certain U.S. agency mortgage pass-through certificates, U.S. government securities and cash held by a trustee (the Trustee). The types, characteristics and permitted amounts of eligible collateral are subject to change from time to time without the consent of the bondholders if such changes would not adversely affect the ratings assigned to the Bonds. In the event such collateral requirements are not met with respect to any series, Main Place must provide additional or substitute mortgage loans or other acceptable collateral with respect to such series to meet the required amounts of eligible collateral and/or repurchase Bonds in an amount sufficient to meet collateral requirements. If sufficient eligible collateral is not supplied and/or sufficient Bonds are not repurchased, Main Place must redeem a portion of the outstanding Bonds of such series such that the existing amount of the eligible collateral meets the collateral requirements of the indenture relating to the Bonds of such series that remain outstanding after the redemption. As of June 30, 2000, Main Place had the authority to issue approximately $3.5 billion of securities under its existing shelf registration statement.

Item 2.  Management's Discussion and Analysis of Results of Operations and
                  Financial Condition


Total net income before cumulative effect of accounting change for the second quarter and first half of 2000 was $138.7 million and $289.0 million, respectively, representing decreases of $194.2 million and $446.3 million from the corresponding periods last year. The decrease primarily resulted from decreases in interest income, no gains on sales of securities and an increase in long term debt interest expense. After October 14, 1998, Main Place is classified as a single-member limited liability company ("LLC") and, as such, is disregarded as an entity separate from its owners for income tax purposes. Main Place has become aware that the predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements, and has concluded that is a more informative presentation than proforma disclosures. Income tax expense for the second quarter and first half of 2000 was $87.5 million and $173.4 million, respectively.


Total income for the second quarter and first half of 2000 was $319.9 million and $662.1 million, respectively, representing a decrease of $139.7 million and $329.4 million, respectively, from the corresponding periods in 1999. The decrease included a decline in interest income from the securities portfolio of $74.2 million and $167.1 million resulting from a reduction of $4.7 billion in the average balance of the securities portfolio. The decrease also included a decline in interest income on time deposits placed of $41.6 million and $120.6 million, respectively, for the same periods in 1999, resulting from a reduction of $6.3 billion in the respective average balances, slightly offset by a 159 basis point increase in average yields to 6.41 percent. Interest and fees on loans for the second quarter and first half of 2000 declined $22.0 million and $37.2 million, respectively, due to a consistent reduction in the loan portfolio. The remaining decrease in total income for the second quarter and first half of 2000 was the result of $1.9 million and $4.4 million, respectively, in decreases in gains on sales of available-for-sale securities from the same period in 1999.

Total expenses (excluding income taxes) for the second quarter and first half of 2000 was $93.7 million and $199.7 million, respectively, representing a decrease of $33.0 million and $56.6 million compared to the same periods in 1999. The decrease included a decline in interest expense on securities sold under agreements to repurchase of $43.2 million and $97.4 million, respectively, resulting from a reduction of $4.8 billion in average borrowings, and slightly offset by a 153 basis point increase in average rates to 6.35 percent. Long-term debt interest expense for the second quarter and first half of 2000 increased by $8.8 million and $38.7 million to $49.8 million and $113.0 million, respectively, compared to the same periods in 1999, due to the issuance of $1.5 billion in new debt in May 1999, series 1999-1, and a 137 basis point increase in average rates to 6.65 percent.

Main Place made no provision for credit losses in the second quarter and first half of 2000 due to the decline in the average balance of the loan portfolio throughout 1999 and the $16.2 million decrease in nonperforming loans to $66.9 million at June 30, 2000 from $83.1 million at December 31, 1999. Future economic conditions and changes in the loan portfolio may increase nonperforming loans and, accordingly, the level of the allowance for credit losses. The nature of the process by which Main Place determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After review of all relevant matters affecting loan collectibility, management believes that the allowance for credit losses is appropriate given its analysis of probable incurred credit losses at June 30, 2000.

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

                                      Main Place Funding, LLC
                                      -----------------------


Date: August 11, 2000                 /s/ Susan R. Faulkner
                                      -----------------------
                                      Susan R. Faulkner
                                      Treasurer and Senior Vice President/
                                      Principal Financial and Accounting Officer
                                      (Principal Financial and
                                      Duly Authorized Officer)

                             Main Place Funding, LLC
                                    Form 10-Q
                                Index to Exhibits



Exhibit           Description

12                Ratio of Earnings to Fixed Charges.

27                Financial Data Schedule.