Form 10-K
period 2000-12-31
MAIN PLACE FUNDING LLC
filed 2001-03-30
CIK 927627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
(Mark one)

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from__________ to ___________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

On March 30, 2001, there were no shares of common stock outstanding. As of March 30, 2001, members' interests consisted of ownership percentages of 99 percent and 1 percent for Bank of America, N.A. and Main Place Trust, respectively.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted in accordance with General Instruction I to Form 10-K.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

There is no common stock outstanding for Main Place. Main Place made no distributions during 2000. During 1999, Main Place paid distributions of $12.0 billion.

Item 6.  SELECTED FINANCIAL DATA

Omitted in accordance with General Instruction I to Form 10-K.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Total net income before cumulative effect of accounting changes was $569.5 million and $1,257.1 million for the years ended December 31, 2000 and 1999, respectively. The decrease primarily resulted from decreases in interest income, no gains on sales of securities, and the impact of income tax expense provision made in 2000, partially offset by reduced funding costs associated with repurchase agreements. After October 14, 1998, Main Place is classified as a single-member limited liability company ("LLC") and, as such, is disregarded as an entity separate from its owners for income tax purposes. Main Place has become aware that the predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements, and has concluded that is a more informative presentation than proforma disclosures. Income tax expense was $341.7 million for the year ended December 31, 2000. Income tax expense for the year ended December 31, 1999 on a pro-forma basis was $457.2.

Total income for the year ended December 31, 2000 was $1.3 billion, representing a decrease of $483.7 million compared to 1999. The decrease includes a decline in interest income from the securities portfolio of $251.5 million, resulting from a reduction of $3.5 billion in the average balance of the securities portfolio. The decrease in total income also includes declines in interest on time deposits placed of $68.6 million, resulting from a reduction of $2.8 billion in the respective average balances, partially offset by a 148 basis point increase in average yields to 6.40 percent. Interest and fees on loans also declined $119.5 million due to a consistent reduction in the loan portfolio. The remaining decrease in total income for the year ended December 31, 2000 is the result of a $44.1 million decrease in gains on sales of available-for-sale securities.

Total expenses (excluding income taxes) for the year ended December 31, 2000 were $369.2 million, representing a decrease of $137.8 million compared to 1999. The decrease includes a decline in interest expense on securities sold under agreements to repurchase of $146.7 million, resulting from a reduction of $3.6 billion in average borrowings, partially offset by a 133 basis point increase in average rates to 6.27 percent. The net change in total expenses also includes an increase in interest expense on long-term debt of $7.6 million for the year ended December 31, 2000. This increase results from a 108 basis point increase in average rates to 6.69 percent, partially offset by the Series 1997-1 debt retirement of $1.0 billion on March 25, 2000 and the Series 1995-2 debt retirement of $1.5 billion on October 25, 2000.

Main Place made no provision for credit losses for the years ended December 31, 2000 and 1999 due to the decline in the average balance of the loan portfolio throughout 1999 and 2000. Nonperforming loans decreased $19.8 million to $63.3 million at December 31, 2000 compared to December 31, 1999. Future economic conditions and changes in the loan portfolio may increase nonperforming loans and, accordingly, the level of the allowance for credit losses. The nature of the process by which Main Place determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After review of all relevant matters affecting loan collectibility, management believes that the allowance for credit losses is appropriate given its analysis of probable incurred credit losses at December 31, 2000.

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

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted in accordance with General Instruction I to Form 10-K.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a. The financial statements and financial statement schedule listed in the Index to Financial Statements are filed as part of this report.
     b. No reports on Form 8-K were filed during the quarter ended December 31, 2000.
     c. The exhibits filed as part of this report are listed in the Index to Exhibits.

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

                                                         Main Place Funding, LLC
                                                         -----------------------



Date: March 30, 2001                                     /s/ Susan R. Faulkner
                                                         -----------------------
                                                         Susan R. Faulkner
                                                         Treasurer and Senior
                                                         Vice President/
                                                         Principal Financial and
                                                         Accounting Officer
                                                         (Principal Financial
                                                         and Duly Authorized
                                                         Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                             Date


/s/ Susan R. Faulkner      Treasurer and Senior Vice             March 30, 2001
---------------------      President / Principal Financial
Susan R. Faulkner          and Accounting Officer
                           (Principal Financial and
                           Duly Authorized Officer)



Bank of America, N.A.

By: /s/ John E. Mack       Managing Member                       March 30, 2001
   ------------------
     John E. Mack

Main Place Trust

By: /s/ John E. Mack       Special Managing                      March 30, 2001
   ------------------           Member
       John E. Mack
     Business Trustee

                            MAIN PLACE FUNDING, LLC
                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants                                             7

Financial Statements:

  Statement of Income for the Years Ended December 31, 2000, 1999 and 1998   8

  Balance Sheet at December 31, 2000 and 1999                                9

  Statement of Cash Flows for the Years Ended December 31, 2000, 1999 and   10
  1998

  Statement of Changes in Members' and Shareholders' Equity for the Years   11
  Ended December 31, 2000, 1999, and 1998

Notes to Financial Statements                                               12

Financial Statement Schedules:

  Report of Independent Accountants on Financial Statement Schedule         22

  Schedule IV - Mortgage Loans on Real Estate                               23

                        Report of Independent Accountants


To the Members of Main Place Funding, LLC

In our opinion, the accompanying balance sheet and the related statements of income, of changes in members' and shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Main Place Funding, LLC (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Note 2 to the financial statements, the Company changed its method of accounting for income taxes in 2000.



/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 27, 2001

Main Place Funding, LLC
Statement of Income
(Dollars in Thousands)



                                                                                Year Ended December 31,
                                                                             ------------------------------------------------
                                                                                  2000             1999            1998
-----------------------------------------------------------------------------------------------------------------------------
Income
    Interest and fees on loans                                                      $797,965       $917,468       $1,110,868
    Interest on securities                                                           179,942        431,486        1,345,293
    Interest on time deposits placed                                                 302,487        371,059          785,030
    Gains on sales of securities                                                           -         44,064          201,236
                                                                             ----------------  -------------  ---------------
       Total income                                                                1,280,394      1,764,077        3,442,427
                                                                             -------------------------------  ---------------

Expenses
   Interest on securities sold under agreements to repurchase                        143,125        289,842          862,302
   Interest on long-term debt                                                        198,853        191,274          197,245
   Provision for credit losses                                                             -              -              400
   Other operating expenses                                                           27,191         25,820           41,054
                                                                             -------------------------------  ---------------
       Total expenses                                                                369,169        506,936        1,101,001
                                                                             -------------------------------  ---------------
   Income before income taxes and cumulative effect of accounting change             911,225      1,257,141        2,341,426
   Income tax expense                                                                341,732              -          562,622
                                                                             -------------------------------  ---------------
   Net income before cumulative effect of accounting change                          569,493      1,257,141        1,778,804
   Cumulative effect of change in accounting for income taxes-benefit                  6,926              -                -
                                                                             -------------------------------  ---------------
       Net income                                                                   $576,419     $1,257,141       $1,778,804
                                                                             ===============================  ===============


See accompanying notes to financial statements.

Main Place Funding, LLC
Balance Sheet
(Dollars in Thousands)

                                                                                                            December 31,
                                                                                                       2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                                         $  2,367,206      $    901,145
   Time deposits placed with affiliates                                                                 3,820,000         5,000,000
   Securities:
       Available-for-sale (includes $2,075,695 and $2,557,522 pledged as collateral)                    2,473,106         2,858,278
       Held-to-maturity, at cost (market value $10,141 and $45,406)                                        10,107            45,364
                                                                                               -------------------------------------
           Total securities                                                                             2,483,213         2,903,642
                                                                                               -------------------------------------

   Loans, net of unearned income                                                                        9,741,301        12,328,216
   Allowance for credit losses                                                                            (35,345)          (35,988)
                                                                                               -------------------------------------
       Loans, net of unearned income and allowance for credit losses                                    9,705,956        12,292,228
   Interest receivable                                                                                     77,491            80,083
   Accounts receivable from affiliates                                                                    265,838            19,249
   Other assets                                                                                            15,778            14,514
                                                                                               -------------------------------------
     Total assets                                                                                    $ 18,735,482      $ 21,210,861
                                                                                               =====================================

Liabilities
    Accrued expenses                                                                                 $          -      $      3,818
    Accrued expenses due to affiliate                                                                     458,484           578,249
    Securities sold under agreements to repurchase from affiliates                                      2,075,695         2,557,522
    Current portion of long-term debt                                                                           -         2,500,000
    Long-term debt                                                                                      1,499,988         1,499,945
                                                                                               -------------------------------------
       Total liabilities                                                                                4,034,167         7,139,534
                                                                                               -------------------------------------
Members' Equity
     Contributed equity                                                                                13,395,436        13,395,436
     Undistributed income                                                                               1,298,636           722,217
     Accumulated other comprehensive income (loss)                                                          7,243           (46,326)
                                                                                               -------------------------------------
       Total members' equity                                                                           14,701,315        14,071,327
                                                                                               -------------------------------------
         Total liabilities and members' equity                                                       $ 18,735,482      $ 21,210,861
                                                                                               =====================================

See accompanying notes to financial statements.

Main Place Funding, LLC
Statement of Cash Flows
(Dollars in Thousands)


                                                                                              Year Ended December 31,
                                                                                -----------------------------------------------
                                                                                       2000             1999             1998
-------------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income before cumulative effect of accounting change                      $    569,493   $   1,257,141    $   1,778,804
   Reconciliation of income before cumulative effect to net cash provided by operating activities
     Gains on sales of securities                                                           -         (44,064)        (201,236)
     Provision for credit losses                                                            -               -              400
     Deferred income tax expense (benefit)                                              2,454               -          (33,567)
     Net decrease in interest receivable                                                2,592          47,453          105,666
     Net (increase) decrease in accounts receivable from affiliates                  (246,589)        441,485          169,668
     Net (decrease) increase in accrued expenses                                       (3,818)          2,885         (165,207)
     Net (decrease) increase in accrued expenses due to affiliates                   (119,765)        (12,374)         476,887
     Other operating activities, net                                                      179          82,201          175,923
                                                                                -----------------------------------------------
           Net cash provided by operating activities                                  204,546       1,774,727        2,307,338
                                                                                -----------------------------------------------

Investing Activities
   Proceeds from maturities of securities held-to-maturity                             35,256         156,226          277,030
   Proceeds from sales and maturities of securities available-for-sale                555,373       5,779,228       16,701,252
   Purchases of securities available-for-sale                                        (112,378)        (50,892)      (1,337,677)
   Net decrease in time deposits placed with affiliates                             1,180,000       7,000,000        5,950,000
   Purchases of loans                                                                       -      (2,923,376)      (4,339,301)
   Collections of loans outstanding                                                 1,753,302       3,546,540        5,928,302
   Proceeds from sales of loans to affiliates                                         831,789               -                -
                                                                                -----------------------------------------------
            Net cash provided by investing activities                               4,243,342      13,507,726       23,179,606
                                                                                -----------------------------------------------

Financing Activities
    Net decrease in securities sold under agreements
        to repurchase                                                                (481,827)     (6,101,296)     (13,475,781)
    Proceeds from issuance of long-term debt                                                -       1,500,000                -
    Retirement of long-term debt                                                   (2,500,000)              -       (1,499,797)
    Redemption of Class B Trust Shares                                                      -               -           (1,100)
    Distribution of capital to affiliates                                                   -     (12,000,000)     (10,000,088)
                                                                                -----------------------------------------------
          Net cash used in financing activities                                    (2,981,827)    (16,601,296)     (24,976,766)
                                                                                -----------------------------------------------

Net increase (decrease) in cash and cash equivalents                                1,466,061      (1,318,843)         510,178
Cash and cash equivalents at beginning of period                                      901,145       2,219,988        1,709,810
                                                                                -----------------------------------------------
Cash and cash equivalents at end of period                                       $  2,367,206   $     901,145    $   2,219,988
                                                                                ===============================================

Supplemental cash flow disclosure
    Cash paid for interest                                                       $    346,182   $     488,304    $   1,132,793
    Cash paid to the Parent for income taxes                                          571,890               -           33,792

Available-for-sale securities contributed from affiliate                         $          -   $           -    $      75,182
Distribution of loans to members                                                            -         120,060                -
Loans securitized and retained in the securities portfolio                                  -               -        1,903,041


See accompanying notes to financial statements.

Main Place Funding, LLC
Statement of Changes in Members' and Shareholders' Equity
(Dollars in Thousands)



                                                                 Class A    Class B   Additional      Retained
                                                                  Trust      Trust     Paid-In        Earnings      Contributed
                                                                  Shares     Shares    Capital        (Deficit)       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                      $  100     $ 1,100   $ 32,321,896   $    806,236   $          -
   Net income                                                                                          1,778,804
   Other comprehensive income, net of tax


   Comprehensive income


   Net assets contributed by
       Bank of America, N.A.                                                               75,182
   Distribution                                                             (1,100)    (7,415,048)    (2,585,040)
   Other                                                                                   (1,558)
                                                                --------------------------------------------------------------------
   Balance prior to conversion
      to limited liability company                                 100           -     24,980,472              -              -
   Conversion to limited liability company                        (100)               (24,980,472)                   24,980,572
                                                                --------------------------------------------------------------------
Balance on December 31, 1998                                         -           -              -              -     24,980,572
                                                                ====================================================================
   Net income                                                        -           -              -              -              -
   Other comprehensive loss, net of tax                                                                                       -


   Comprehensive income


   Distribution                                                                                                     (11,585,136)
                                                                --------------------------------------------------------------------
Balance on December 31, 1999                                         -           -              -              -     13,395,436
                                                                ====================================================================
   Net income before cumulative effect of accounting change          -           -              -              -              -
   Cumulative effect of change in accounting for income taxes                                                                 -
   Other comprehensive income, net of tax
                                                                                     -


   Comprehensive income
                                                                --------------------------------------------------------------------
Balance on December 31, 2000                                    $    -     $     -   $          -   $          -   $ 13,395,436
                                                                ====================================================================



                                                                                 Accumulated
                                                                                     Other         Total Members'       Compre-
                                                                 Undistributed   Comprehensive    and Shareholders'     hensive
                                                                   Income       Income (Loss)(1)        Equity        Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                      $         -    $ 167,207            $  33,296,539                 -
   Net income                                                                          -                1,778,804         1,778,804
   Other comprehensive income, net of tax                                         52,874                   52,874            52,874
                                                                                                                      --------------
   Comprehensive income                                                                                                   1,831,678
                                                                                                                      ==============
   Net assets contributed by
       Bank of America, N.A.                                                           -                   75,182
   Distribution                                                                        -              (10,001,188)
   Other                                                                               -                   (1,558)
                                                                --------------------------------------------------
   Balance prior to conversion
      to limited liability company                                        -      220,081               25,200,653
   Conversion to limited liability company                                -            -                        -
                                                                --------------------------------------------------
Balance on December 31, 1998                                              -      220,081               25,200,653
                                                                ==================================================
   Net income                                                     1,257,141            -                1,257,141         1,257,141
   Other comprehensive loss, net of tax                                   -     (266,407)                (266,407)         (266,407)
                                                                                                                      --------------
   Comprehensive income                                                                                                     990,734
                                                                                                                      ==============
   Distribution                                                    (534,924)           -              (12,120,060)
                                                                --------------------------------------------------
Balance on December 31, 1999                                        722,217      (46,326)              14,071,327
                                                                ==================================================
   Net income before cumulative effect of accounting change         569,493            -                  569,493           569,493
   Cumulative effect of change in accounting for income taxe          6,926            -                    6,926             6,926
   Other comprehensive income, net of tax                                 -       53,569                   53,569            53,569
                                                                                                                      --------------
   Comprehensive income                                                                                                     629,988
                                                                --------------------------------------------------    ==============
Balance on December 31, 2000                                    $ 1,298,636    $   7,243            $  14,701,315
                                                                ==================================================


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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from these estimates. Significant estimates made by management are discussed in these footnotes as applicable. Certain prior period amounts may have been reclassified to conform to current period classifications.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash items in the process of collection and amounts due from affiliated banks.

Securities

Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in accumulated other comprehensive income on an after tax basis.

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

Allowance for Credit Losses

The allowance for credit losses is available to absorb management's estimate of probable incurred credit losses in the loan portfolio. Additions to the allowance for credit losses are made by charges to the provision for credit losses. Credit exposures deemed to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts are credited to the allowance for credit losses.

Main Place performs periodic and systematic detailed reviews of its loan portfolios to identify risks inherent in and to assess the overall collectibility of the portfolios. The allowance on certain homogeneous loan portfolios, which generally consist of consumer loans, is based on aggregated portfolio segment evaluations generally by loan type. Loss forecast models are utilized for these segments which consider a variety of factors including, but not limited to, anticipated defaults or foreclosures based on portfolio trends, delinquencies and credit scores, and expected loss factors by loan type. Main Place has procedures in place to monitor differences between estimated and actual incurred credit losses, which include detailed periodic assessments by senior management of both individual loans and credit portfolios and the models used to estimate incurred credit losses in those portfolios.


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

Securities Sold Under Agreements To Repurchase

Securities sold under agreements to repurchase are with affiliates and are treated as collateralized financing transactions and are recorded at the amounts which the securities were sold. (see Note 5 - Affiliate Transactions)

Income Taxes

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

After October 14, 1998, Main Place is classified as a single-member LLC and, as such, is disregarded as an entity separate from its owners for income tax purposes. Main Place has become aware that the predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements, and has concluded that is a more informative presentation than pro-forma disclosures. Accordingly, effective January 1, 2000, Main Place recognized through a cumulative effect adjustment, deferred tax assets and liabilities determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", and the accompanying financial statements include an income tax provision for the year ended December 31, 2000 (see Note 7).

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

Recently Issued Accounting Pronouncement

In 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments for Liabilities - a replacement of FASB Statement No. 125" (SFAS 140). SFAS 140 is effective for transfers occuring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The December 31, 2000 consolidated financial statements include the disclosures required by SFAS 140. Main Place is currently evaluating the impact of SFAS 140; however, at this time, Main Place does not expect SFAS 140 to have a material impact on its results of operations or financial condition.

Note 3 - Securities

The amortized cost and market values of held-to-maturity securities at December 31 were (dollars in thousands):

                                                     2000
                             ---------------------------------------------------
                                               Gross          Gross
                             Amortized      Unrealized     Unrealized    Market
                               Cost            Gains          Losses     Value
                             ---------      ----------     ----------  ---------
Mortgage-backed
  securities                 $  10,107      $       34     $       -   $  10,141
                             =========      ==========     ==========  =========


                                                     1999
                             ---------------------------------------------------
                                               Gross          Gross
                             Amortized      Unrealized     Unrealized    Market
                               Cost            Gains          Losses     Value
                             ---------      ----------     ----------  ---------
Mortgage-backed
  securities                 $  45,364      $       54     $     (12)  $  45,406
                             =========      ==========     ==========  =========

The amortized cost and market values of available-for-sale securities at December 31 were (dollars in thousands):


                                                     2000
                             ---------------------------------------------------
                                               Gross          Gross
                             Amortized      Unrealized     Unrealized    Market
                               Cost            Gains          Losses     Value
                             ----------     ----------     ---------- ----------
Mortgage-backed
  securities                 $2,461,610     $   16,283     $  (4,787) $2,473,106
                             ==========     ==========     ========== ==========


                                                     1999
                             ---------------------------------------------------
                                               Gross          Gross
                             Amortized      Unrealized     Unrealized    Market
                               Cost            Gains          Losses     Value
                             ----------     ----------     ---------- ----------
Mortgage-backed
  securities                 $2,904,604     $    3,423     $ (49,749) $2,858,278
                             ==========     ==========     ========== ==========

No gains or losses on sales of securities were recognized during 2000. Gross gains of approximately $44.1 million were realized on sales of available-for-sale securities during 1999.

The expected maturities of held-to-maturity and available-for-sale securities at December 31, 2000, are summarized in the following tables (dollars in thousands). Actual maturities may differ from contractual maturities or maturities shown below since borrowers may have the right to prepay obligations with or without prepayment penalties.

                                             Held-to-Maturity Securities
                                             ---------------------------

                                                                        Net
                                          Amortized      Market      Unrealized
                                             Cost        Value         Gains
                                          ---------     --------    ----------
Due in one year or less                   $      -       $     -      $     -
Due after one year through five years          954           958            4
Due after five years through ten years       6,307         6,334           27
Due after ten years                          2,846         2,849            3
                                          ---------     --------    ----------
                                          $ 10,107       $10,141      $    34
                                          =========     ========    ==========


                                             Available-for-Sale Securities
                                             -----------------------------

                                                                        Net
                                          Amortized      Market      Unrealized
                                             Cost        Value         Gains
                                         ------------  -----------   ---------
Due in one year or less                  $    88,768    $   89,237   $    469
Due after one year through five years        109,803       111,359      1,556
Due after five years through ten years        77,326        77,849        523
Due after ten years                        2,185,713     2,194,661      8,948
                                         ------------  -----------   ---------
                                         $ 2,461,610    $2,473,106   $ 11,496
                                         ============  ===========   =========

During 2000, 1999 and 1998, the valuation allowance (net of tax) for available-for-sale securities increased (decreased) accumulated other comprehensive income by $53.6 million, ($266.4 million), and $52.9 million, respectively.

Note 4 - Loans

The following table presents the composition of loans at December 31 (dollars in thousands):

                                                    2000                1999
       -------------------------------------------------------------------------

       Residential mortgage                       $9,737,355         $12,304,562

       Other consumer loans                                -              13,706

       Commercial real estate                          3,946               9,948
                                                  -----------        -----------
         Total loans, net of unearned income      $9,741,301         $12,328,216
                                                  ===========        ===========

Mortgage loans collateralizing mortgage-backed bonds were comprised of the following at December 31 (dollars in thousands):

                                               2000              1999
      ---------------------------------------------------------------------

      Adjustable-rate ..................    $1,760,555          $5,086,850
      Fixed-rate .......................       457,479           1,551,596
                                         -------------         ------------
         Total mortgage loans ..........    $2,218,034          $6,638,446
                                         -------------         ------------

Transactions in the allowance for credit losses for the years ended December 31 were as follows (dollars in thousands):

                                               2000          1999          1998
      --------------------------------------------------------------------------
      Balance, January 1 .................. $ 35,988      $ 37,599     $ 41,412
      Net loans charged off ...............     (643)       (1,611)      (4,213)
      Provision for credit losses .........        -             -          400
                                           ----------- -------------  ----------
      Balance, December 31 ................ $ 35,345      $ 35,988     $ 37,599
                                           =========== =============  ==========

Main Place had $63.3 million of nonperforming loans at December 31, 2000 and $83.1 million at December 31, 1999. Foreclosed properties at December 31, 2000, were $6.6 million compared to $6.1 million at December 31, 1999.

Note 5 - Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. Main Place had $3.8 billion and $5.0 billion of time deposits placed with the Parent for the years ended December 31, 2000 and 1999, respectively. Interest income on time deposits placed with the Parent for the years ended December 31, 2000, 1999 and 1998 was $302.5 million, $371.1 million and $785.0 million, respectively.

At December 31, 2000 and 1999, Main Place had $265.8 million and $19.2 million, respectively, of accounts receivable from affiliates. These receivables are related to sales of loans to the Parent, mortgage payments and securities principal and interest payments in process of collection, which generally clear within 30 days.

At December 31, 2000 and 1999, Main Place had $2.1 billion and $2.6 billion, respectively, of U.S. government securities sold under agreements to repurchase from the Parent and Banc of America Securities LLC, a wholly-owned subsidiary of the Corporation, which mature on demand. Interest expense on these securities for the years ended December 31, 2000, 1999 and 1998 was $143.1 million, $289.8 million and $862.3 million, respectively. At December 31, 2000, both the carrying amount and the market value of the underlying securities sold under these repurchase agreements were $2.1 billion. At December 31, 2000, the interest rate on the $2.1 billion repurchase liability was 6.27%.

Main Place has entered into agreements with the Parent for the servicing and administration of its mortgage loan portfolio. Servicing fees paid to the Parent approximated $25.4 million, $23.3 million and $34.9 million for the years ended December 31, 2000, 1999 and 1998, respectively, and are included in "Other operating expenses" on the accompanying statement of income.

From time to time, Main Place purchases certain mortgage loans originated by the Parent. Main Place purchased no loans from the Parent during 2000. Main Place purchased $2.9 billion and $3.9 billion of loans from the Parent for the years ended December 31, 1999 and 1998, respectively. Purchases or sales of loans between Main Place and the Parent are at book value which approximates fair value.

Accrued expenses due to affiliate as of December 31, 2000 and 1999 were $458.5 million and $578.2 million, respectively, composed primarily of income tax payable to the Parent of $338.9 million and $571.9 million, respectively.

During the year ended December 31, 2000, Main Place sold $831.8 million of mortgage loans to the Parent. During 1999, Main Place distributed $120.0 million of loans to the Parent. No gains or losses were recorded on these transactions.

During the year ended December 31, 2000, Main Place purchased $112.4 million of securities from the Parent. There were no securities purchased from the Parent during the year ended December 31, 1999.

Note 6 - Long-Term Debt

In April 1999, the Securities and Exchange Commission declared effective Main Place's shelf registration statement (Registration Statement) providing an additional $5 billion of capacity for issuance of mortgage-backed bonds (Bonds). Bonds have been issued under this as well as previously effective registration statements. The Bonds, which were issued in series pursuant to separate indentures, are generally subject to the following terms. The Bonds, collateralized primarily by mortgage loans on 1-to-4 family dwellings, are obligations solely of Main Place. The Bonds are not prepayable at the option of Main Place, but are subject to redemption in whole or in part under certain circumstances. Under the terms of an indenture relating to each series of Bonds, Main Place must maintain a minimum amount of eligible collateral, which is determined on a discounted basis and may consist of mortgage loans, certain U.S. agency mortgage pass-through certificates, U.S. government securities and cash held by a trustee (the Trustee). The types, characteristics and permitted amounts of eligible collateral are subject to change from time to time without the consent of the bondholders if such changes would not adversely affect the ratings assigned to the Bonds. In the event such collateral requirements are not met with respect to any series, Main Place must provide additional or substitute mortgage loans or other acceptable collateral with respect to such series to meet the required amounts of eligible collateral and/or repurchase Bonds in an amount sufficient to meet collateral requirements. If sufficient eligible collateral is not supplied and/or sufficient Bonds are not repurchased, Main Place must redeem a portion of the outstanding Bonds of such series such that the existing amount of the eligible collateral meets the collateral requirements of the indenture relating to the Bonds of such series that remain outstanding after the redemption. In the event Main Place should fail to comply and two thirds of bondholders not waive the default event, the Trustee is provided certain remedies on behalf of the bondholders which may include liquidation of the pledged collateral. As of December 31, 2000, Main Place had the authority to issue approximately $3.5 billion of securities under its existing shelf registration statement.

The following table displays the primary terms of Main Place's 1999-1 mortgage-backed bonds at December 31, 2000 (dollars in thousands):

                                                                          Series
                                                                          1999-1
                                                                         (Issued
                                                                       May 1999)
     ---------------------------------------------------------------------------

     Amount issued.................................................   $1,500,000
     Reference rate ...............................................  3-mo. LIBOR
                                                                         +12 bps
     Period-end interest rate......................................       6.870%
     Maturity......................................................         2002
     Mortgage loans and cash collateralizing mortgage-backed bonds:
          Collateral - book value..................................   $2,260,664
          Collateral - discounted value............................   $1,773,027
          Collateral - approximate amount exceeding
               minimum indenture requirements......................     $190,527

On March 25, 2000, Main Place repaid its obligations of $1.0 billion on the Series 1997-1 mortgage-backed bonds. On October 25, 2000, Main Place repaid its obligations of $1.5 billion on the Series 1995-2 mortgage-backed bonds.

Interest expense on the Series 1999-1, 1997-1 and 1995-2 mortgage-backed bonds for the year ended December 31, 2000 was $198.9 million compared to $191.3 million and $197.2 million on the Series 1999-1, 1997-1, 1995-2 and 1995-1 bonds for the years ended December 31, 1999 and 1998, respectively.

Note 7 - Income Taxes

Due to Main Place's status as discussed in Note 2, current and deferred income tax expense is presented below on an actual and pro-forma basis for 2000, 1999, and 1998. The components of actual and pro-forma income tax expense for the years ended December 31, 2000, 1999, and 1998 and income tax as provided for the period ended October 14, 1998, were as follows (dollars in thousands):


                                                           Actual                 Pro-Forma            Actual
                                                         ------------  --------------------------- -------------
                                                            2000           1999          1998          1998
-------------------------------------------------------------------------------------------------- -------------
Current - expense
     Federal                                                $316,642       $439,035      $738,910      $574,968
     State                                                    22,636         31,244        31,268        21,221
                                                         ------------  ------------- ------------- -------------
                                                             339,278        470,279       770,178       596,189
                                                         ------------  ------------- ------------- -------------
Deferred - (benefit)/expense
     Federal                                                   2,393        (12,628)      (32,219)      (32,475)
     State                                                        61           (492)       (1,082)       (1,092)
                                                         ------------  ------------- ------------- -------------
                                                               2,454        (13,120)      (33,301)      (33,567)
                                                         ------------  ------------- ------------- -------------
     Total income tax expense                               $341,732       $457,159      $736,877      $562,622
                                                         ============  ============= ============= =============

A reconciliation of the expected federal income tax expense, based on the federal statutory rate of 35 percent for 2000, 1999 and 1998, to the actual and pro-forma income tax expense for the years ended December 31, 2000, 1999 and 1998, is as follows (dollars in thousands):

                                                           Actual               Pro-Forma              Actual
                                                         ------------  --------------------------- -------------
                                                            2000           1999          1998          1998
-------------------------------------------------------------------------------------------------- -------------

Expected federal tax expense                                $318,929       $439,999      $819,499      $819,499
Increase (decrease) in taxes resulting from
     Reorganization of subsidiary                                  -              -      (100,000)     (263,481)
     State tax expense, net of federal benefit                14,774         19,816        19,242        12,702
     Other                                                     8,029         (2,656)       (1,864)       (6,098)
                                                         ------------  ------------- ------------- -------------
     Total income tax expense                               $341,732       $457,159      $736,877      $562,622
                                                         ============  ============= ============= =============

Significant components of Main Place's actual and pro-forma deferred tax assets and (liabilities) on December 31, are as follows (dollars in thousands):

                                                      Actual       Pro-Forma
                                                    ------------  -------------
                                                       2000           1999
-------------------------------------------------------------------------------
Deferred tax liabilities
     Securities available for sale                      $(4,024)      $      -
     Discount Accretion                                  (2,102)        (2,735)
     Other, net                                          (6,371)        (6,338)
                                                    ------------  -------------
          Gross deferred tax liabilities                (12,497)        (9,073)
                                                    ------------  -------------

Deferred tax assets
     Allowance for credit losses                         12,945         13,180
     Securities available for sale                            -         16,214
     Discount accretion                                       -              -
     Other, net                                               -          2,819
                                                    ------------  -------------
          Gross deferred tax assets                      12,945         32,213
                                                    ------------  -------------

Net deferred tax assets/(liabilities)                     $ 448       $ 23,140
                                                    ============  =============

Income taxes previously unremitted to the Parent of $331.3 million and $571.9 million are included in the accompanying balance sheet as of December 31, 2000 and 1999, respectively.

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

Long-Term Debt

The Series 1995-2, 1997-1 and 1999-1 mortgage-backed bonds are variable rate instruments and the fair value approximated book value at December 31, 2000 and 1999.

Held-to-Maturity and Available-for-Sale Securities

The carrying value of held-to-maturity and available-for-sale securities approximates the fair value. (see Note 3)


The book and fair values of financial instruments for which book and fair value differed on December 31 were (dollars in thousands):


                                                    2000                               1999
                                     ----------------------------------------------------------------------
                                            Book             Fair              Book              Fair
                                            Value            Value            Value              Value
-----------------------------------------------------------------------------------------------------------

Financial assets
   Loans, net of unearned income..       $ 9,741,301      $ 9,779,541      $ 12,328,216       $ 12,291,041

                      Report of Independent Accountants on
                          Financial Statement Schedule



To the Members of Main Place Funding, LLC

Our audits of the financial statements referred to in our report dated March 27, 2001 also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.





/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 27, 2001

Main Place Funding, LLC
Schedule IV - Mortgage Loans on Real Estate
December 31, 2000 (Dollars in Thousands)

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                               Principal Amount
                                                        Final                                   Carrying       of Loans Subject
                                      Interest         Maturity            Periodic            Amount of         to Delinquent
          Description                   Rate             Date           Payment Terms        Mortgage Loans    Principal/Interest
---------------------------------------------------------------------------------------------------------------------------------

Conventional loans original balance
     $0 to $50....................6.00% to 10.00%       Varies        Int and prin monthly         $ 240,931            $ 22,918
                                                                      Number of Loans                 11,869               1,050
     $50 to $100..................6.00% to 10.00%       Varies        Int and prin monthly           527,008              41,741
                                                                      Number of Loans                  9,874                 733
     $100 to $150.................6.00% to 10.00%       Varies        Int and prin monthly           371,662              20,696
                                                                      Number of Loans                  3,707                 201
     $150 to $200.................6.00% to 10.00%       Varies        Int and prin monthly           268,795              12,016
                                                                      Number of Loans                  1,849                  80
     Greater than $200............6.00% to 10.00%       Varies        Int and prin monthly         1,002,305              18,822
                                                                      Number of Loans                  5,067                  93

Government loans original balance
     $0 to $50....................6.00% to 10.00%       Varies        Int and prin monthly            12,809               2,366
                                                                      Number of Loans                    340                  62
     $50 to $100..................6.00% to 10.00%       Varies        Int and prin monthly           108,441              13,242
                                                                      Number of Loans                  1,589                 193
     $100 to $150.................6.00% to 10.00%       Varies        Int and prin monthly            48,141               2,645
                                                                      Number of Loans                    442                  25
     $150 to $200.................6.00% to 10.00%       Varies        Int and prin monthly             8,404                 864
                                                                      Number of Loans                     57                   6
     Greater than $200............7.01% to  9.50%       Varies        Int and prin monthly               333                   -
                                                                      Number of Loans                      1                   -

Jumbo loans original balance
     Greater than $200............6.00% to 10.00%       Varies        Int and prin monthly         6,646,337              72,239
                                                                      Number of Loans                 19,347                 220

Loans serviced by others......... 6.46% to 10.18%       Varies        Int and prin monthly           506,135                   -
                                                                      Number of Loans                      5                   -
---------------------------------------------------------------------------------------------------------------------------------

Total mortgage loans on
   real estate ................................................................................. $ 9,741,301           $ 207,549
=================================================================================================================================

Total number of mortgage loans on
   real estate .................................................................................      54,147               2,663
=================================================================================================================================

                            Main Place Funding, LLC
                                   Form 10-K
                                Index to Exhibits


Exhibit No.                       Description

2(a) Agreement of Merger merging Main Place Holdings Corporation into Main Place Holdings, LLC, dated as of October 15, 1998. (1)

2(b) Agreement and Plan of Merger between Main Place Real Estate Investment Trust and Main Place Funding, LLC, dated as of December 22, 1998. (1)

3(a) Limited Liability Company Agreement of Main Place Holdings, LLC, dated as of October 15, 1998. (1)

3(b) Amended and Restated Limited Liability Company Agreement of Main Place Funding, LLC, dated as of December 14, 1998. (1)

4(a) Indenture of Trust dated as of October 31, 1995, between Main Place Funding Corporation and First Trust National Association, pursuant to which Main Place Funding Corporation issued Mortgage-Backed Bonds, Series 1995-2. (incorporated by reference from the Form 8-K previously filed on October 31, 1995)

4(b) First Supplemental Indenture of Trust dated as of November 1, 1996 to Indenture of Trust dated as of October 31, 1995 between Main Place Funding Corporation and First Trust National Association, as Trustee. (incorporated by reference from the Form 10-Q previously filed on November 14, 1996)

4(c) Indenture of Trust dated as of March 18, 1997, between Main Place Funding Corporation and First Trust National Association, as Trustee. (incorporated by reference from the Form 10-Q previously filed on May 13, 1997)

4(d) Second Supplemental Indenture of Trust, dated as of December 23, 1998, between Main Place Funding, LLC and U.S. Bank Trust National Association, as Trustee, in connection with the Indenture of Trust dated as of October 31, 1995. (1)

4(e) First Supplemental Indenture of Trust, dated as of December 23, 1998, between Main Place Funding, LLC and U.S. Bank Trust National Association, as Trustee, in connection with the Indenture of Trust dated as of March 18, 1997. (1)

4(f) Indenture of Trust dated as of May, 25, 1999, between Main Place Funding, LLC and U.S. Bank National Association, as Trustee. (incorporated by reference from the Form 8-K filed on May 25, 1999)

4(g) Assignment and Assumption Agreement between NationsBank, N.A. and Main Place Trust, dated as of December 14, 1998. (1)

4(h) Trust Agreement of Main Place Trust, dated as of December 14, 1998. (1)

10(a) Servicing Agreement dated as of July 18, 1995, between Main Place Funding Corporation and NationsBanc Mortgage Corporation.
                                  (incorporated by reference from the Current
                                  Report on Form 8-K previously filed on July
                                  18, 1995)

10(b) Servicing Agreement dated as of October 31, 1995, between Main Place Funding Corporation and NationsBanc Mortgage Corporation. (incorporated by reference from the Current Report on Form 8-K previously filed on October 31, 1995)

10(c) Servicing Agreement dated November 1, 1996, between Main Place Real Estate Investment Trust and NationsBanc Mortgage Corporation. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November 14, 1996)

10(d) Servicing Agreement dated as of November 1, 1996, between Main Place Real Estate Investment Trust and NationsBank, N.A. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November 14, 1996)

10(e) Servicing Agreement dated as of March 18, 1997, between Main Place Funding Corporation and NationsBanc Mortgage Corporation. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on May 13, 1997)

10(f) Servicing Agreement dated as of May 25, 1999, by and between Main Place Funding LLC and NationsBanc Mortgage Corporation.
                                  (incorporated by reference from the Form 8-K filed on May 25, 1999)

12                                Ratio of Earnings to Fixed Charges.

23                                Consent of PricewaterhouseCoopers LLP.

(1) Incorporated by reference from the Form 10-K previously filed on March 31, 1999.