Form 10-Q
period 2001-03-31
MAIN PLACE FUNDING LLC
filed 2001-05-15
CIK 927627

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

                                       or

         [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _______ to _______

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

On May 15, 2001, there were no shares of common stock outstanding. As of May 15, 2001, members' interests consisted of ownership percentages of 99 percent and 1 percent for Bank of America, N.A. and Main Place Trust, respectively.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Main Place Funding, LLC
March 31, 2001 Form 10-Q


Index
                                                                                                  Page
                                                                                                  ----
Part I.  Financial Information

Item 1.  Financial Statements
         Statement of Income for the Three Months Ended March 31, 2001 and 2000                  3
         Balance Sheet as of March 31, 2001 and December 31, 2000                                4

         Statement of Cash Flows for the Three Months Ended
         March 31, 2001 and 2000                                                                 5

         Statement of Changes in Members' Equity for the
         Three Months Ended March 31, 2001 and 2000                                              6

         Notes to Financial Statements                                                           7

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                                                 11

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                        12

Signature                                                                                        13

Index to Exhibits                                                                                14

         Exhibit 12 Ratio of Earnings to Fixed Charges                                           15

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Main Place Funding, LLC
Statement of Income
(Dollars in Thousands)


                                                                                      Three Months
                                                                                     Ended March 31
                                                                             -----------------------------
                                                                                 2001           2000
----------------------------------------------------------------------------------------------------------

Income
   Interest and fees on loans                                                     $171,632       $217,831
   Interest on securities                                                           40,127         48,795
   Interest on time deposits placed                                                 57,541         75,562
                                                                             -----------------------------
       Total income                                                               $269,300       $342,188
                                                                             -----------------------------

Expenses
   Interest on securities sold under agreements to repurchase                      $28,682        $35,734
   Interest on long-term debt                                                       24,563         63,144
   Other operating expenses                                                          6,852          7,065
                                                                             -----------------------------
       Total expenses                                                              $60,097       $105,943
                                                                             -----------------------------
   Income before income taxes and cumulative effect of accounting change           209,203        236,245
   Income tax expense                                                               78,456         85,910
                                                                             -----------------------------
   Net income before cumulative effect of accounting change                        130,747        150,335
   Cumulative effect of change in accounting for income taxes-benefit                    -          6,926
                                                                             -----------------------------
       Net income                                                                 $130,747       $157,261
                                                                             =============================

See accompanying notes to financial statements.

Main Place Funding, LLC
Balance Sheet
(Dollars in Thousands)

                                                                                                     March 31        December 31
                                                                                                       2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                                          $ 1,137,122       $ 2,367,206
   Time deposits placed with affiliates                                                                 5,975,000         3,820,000
   Securities:
       Available-for-sale                                                                               2,359,149         2,473,106
       Held-to-maturity at cost (market value $9,175 and $10,141)                                           9,142            10,107
                                                                                               -------------------------------------
           Total securities                                                                             2,368,291         2,483,213
                                                                                               -------------------------------------

   Loans, net of unearned income                                                                        9,244,127         9,741,301
   Allowance for credit losses                                                                            (35,259)          (35,345)
                                                                                               -------------------------------------
       Loans, net of unearned income and allowance for credit losses                                    9,208,868         9,705,956
   Interest receivable                                                                                     72,662            77,491
   Accounts receivable from affiliates                                                                     12,756           265,838
   Other assets                                                                                            17,663            15,778
                                                                                               -------------------------------------
     Total assets                                                                                    $ 18,792,362      $ 18,735,482
                                                                                               =====================================

Liabilities
    Accrued expenses                                                                                      $ 1,724               $ -
    Accrued expenses due to affiliate                                                                     439,268           458,484
    Securities sold under agreements to repurchase from affiliates                                      1,996,764         2,075,695
    Long-term debt                                                                                      1,500,000         1,499,988
                                                                                               -------------------------------------
       Total liabilities                                                                                3,937,756         4,034,167
                                                                                               -------------------------------------
Members' Equity
     Contributed equity                                                                                13,395,436        13,395,436
     Undistributed income                                                                               1,429,383         1,298,636
     Accumulated other comprehensive income                                                                29,787             7,243
                                                                                               -------------------------------------
       Total members' equity                                                                           14,854,606        14,701,315
                                                                                               -------------------------------------
         Total liabilities and members' equity                                                       $ 18,792,362      $ 18,735,482
                                                                                               =====================================

See accompanying notes to financial statements.

Main Place Funding, LLC
Statement of Cash Flows
(Dollars in Thousands)


                                                                                                          Three Months Ended
                                                                                                               March 31
                                                                                                  ---------------------------------
                                                                                                          2001               2000
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income before cumulative effect of accounting change                                       $    130,747             150,335
   Reconciliation of income before cumulative effect to net cash provided by operating activities
     Deferred income tax benefit                                                                           (93)             (2,684)
     Net decrease (increase) in interest receivable                                                      4,829              (1,912)
     Net decrease in accounts receivable from affiliates                                               253,082                 342
     Net increase (decrease) in accrued expenses                                                         1,724                (749)
     Net decrease in accrued expenses due to affiliates                                                (19,216)           (483,236)
     Other operating activities, net                                                                   (16,263)                489
                                                                                                   ------------    ----------------
           Net cash provided by (used in) operating activities                                         354,810            (337,415)
                                                                                                   ------------    ----------------

Investing Activities
   Proceeds from sales and maturities of securities held-to-maturity                                       966               8,867
   Proceeds from sales and maturities of securities available-for-sale                                 136,903             131,349
   Purchases of securities available-for-sale                                                           12,839                   -
   Net (increase) decrease in time deposits placed with affiliates                                  (2,155,000)          1,000,000
   Collections of loans outstanding                                                                    487,398             425,356
   Proceeds from sales of loans to affiliates                                                           10,931                   -
                                                                                                   ------------    ----------------
            Net cash (used in) provided by investing activities                                     (1,505,963)          1,565,572
                                                                                                   ------------    ----------------

Financing Activities
    Net decrease in securities sold under agreements
        to repurchase                                                                                  (78,931)           (153,238)
    Retirement of long-term debt                                                                             -          (1,000,000)
                                                                                                   ------------    ----------------
          Net cash used in financing activities                                                        (78,931)         (1,153,238)
                                                                                                   ------------    ----------------

Net (decrease) increase in cash and cash equivalents                                                (1,230,084)             74,919
Cash and cash equivalents at beginning of period                                                     2,367,206             901,145
                                                                                                   ------------    ----------------
Cash and cash equivalents at end of period                                                        $  1,137,122             976,064
                                                                                                   ============    ================

See accompanying notes to financial statements.

Main Place Funding, LLC
Statement of Changes in Members' Equity
(Dollars in Thousands)

                                                                                                  Accumulated
                                                                                                      Other                Total
                                                                   Contributed   Undistributed   Comprehensive           Members'
                                                                     Equity          Income     Income (Loss)(1)          Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1999                                  $   13,395,436     $  722,217     $    (46,326)          $14,071,327
   Net income before cumulative effect of accounting change                         150,335                                150,335
   Cumulative effect of change in accounting for income taxes                         6,926           16,214                23,140
   Other comprehensive income                                                                        (11,987)              (11,987)

   Comprehensive income                                                    -              -                                      -
                                                              --------------------------------------------------------------------
Balance on March 31, 2000                                     $   13,395,436     $  879,478     $    (42,099)          $14,232,815
                                                              ====================================================================

Balance on December 31, 2000                                  $   13,395,436     $1,298,636     $      7,243           $14,701,315
   Net income                                                                       130,747                                130,747
   Other comprehensive income                                                                         22,544                22,544

   Comprehensive income
                                                              --------------------------------------------------------------------
Balance on March 31, 2001                                     $   13,395,436     $1,429,383     $     29,787           $14,854,606
                                                              ====================================================================


                                                                    Compre-
                                                                    hensive
                                                                 Income (Loss)
-------------------------------------------------------------------------------
Balance on December 31, 1999
   Net income before cumulative effect of accounting change   $       150,335
   Cumulative effect of change in accounting for income taxes          23,140
   Other comprehensive income                                         (11,987)
                                                                -------------
   Comprehensive income                                       $       161,488
                                                                =============
Balance on March 31, 2000


Balance on December 31, 2000
   Net income                                                 $       130,747
   Other comprehensive income                                          22,544
                                                                -------------
   Comprehensive income                                       $       153,291
                                                                =============
Balance on March 31, 2001


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

Note 2 - Accounting Policies

The information contained in the financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period classifications. Accounting policies followed in the presentation of interim financial results are presented in Note 2 on pages 12 to 14 of the Annual Report on Form 10-K for the year ended December 31, 2000.

Accounting for Income Taxes

After October 14, 1998, Main Place is classified as a single-member LLC and, as such, is disregarded as an entity separate from its owners for income tax purposes. Main Place has become aware that the predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements, and has concluded that is a more informative presentation than pro-forma disclosures. Accordingly, effective January 1, 2000, Main Place recognized through a cumulative effect adjustment, deferred tax assets and liabilities determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes. For the three-month period ended March 31, 2001 and 2000, income tax expense differs from the amount of income tax determined by applying the federal statutory rate of 35 percent to pre-tax income, primarily as a result of state taxes.

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

Note 3 - Loans

Mortgage loans collateralizing mortgage-backed bonds were comprised of the following (dollars in thousands):

                                                March 31         December 31
                                                  2001              2000
      -------------------------------------------------------------------------

      Residential mortgage                       $9,240,543          $9,737,355
      Commercial real estate                          3,584               3,946
                                               --------------------------------
          Total loans                            $9,244,127          $9,741,301
                                               --------------------------------

The following table presents the composition of loans (dollars in thousands):

                                                 March 31         December 31
                                                   2001              2000
      -------------------------------------------------------------------------

      Adjustable-rate                           $1,691,359          $1,760,555
      Fixed-rate                                   448,592             457,479
                                              ---------------------------------
         Total mortgage loans                   $2,139,951          $2,218,034
                                              ---------------------------------

Transactions in the allowance for credit losses were as follows (dollars in thousands):

                                                   Three Months
                                                  Ended March 31
                                               ----------------------
                                                  2001       2000
---------------------------------------------------------------------
Balance on January 1                              $35,345    $35,988
Loans charged off                                     (86)      (123)
Recoveries of loans previously charged off              -          -
Provision for credit losses                             -          -
                                               ----------------------
Balance on September 30                           $35,259    $35,865
                                               ----------------------

Main Place had $61.4 million of nonperforming loans on March 31, 2001 compared to $63.3 million on December 31, 2000. Foreclosed properties on March 31, 2001 totaled $5.7 million compared to $6.6 million on December 31, 2000.

Note 4 - Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent in the form of time deposits. Interest income on time deposits for the three months ended March 31, 2001 and 2000 was $57.5 million and $75.6 million, respectively. As of March 31, 2001 and 2000, Main Place had $6.0 billion and $4.0 billion, respectively, of time deposits placed with the Parent. The December 31, 2000 balance was $3.8 billion.

At March 31, 2001 and December 31,2000, Main Place had $12.8 and $265.8 million, respectively, of accounts receivable from affiliates of the Corporation. These receivables are related to mortgage payments and securities principal and interest payments in process, which generally clear within 30 days.

At March 31, 2001 and 2000, Main Place had $2.0 billion and $2.4 billion, respectively, of U.S. government securities sold under agreements to repurchase from the Parent and Banc of America Securities LLC, a wholly-owned subsidiary of the Corporation, which mature on demand. Interest expense on securities for the three months ended March 31, 2001 and 2000 was $28.7 million and $35.7 million, respectively.

Main Place has entered into agreements with the Parent for the servicing and administration of its mortgage portfolio. Servicing fees paid to the Parent approximated $6.6 million and $6.4 million for the three months ended March 31, 2001 and 2000, respectively, and are included in "Other operating expenses" on the accompanying statement of income.

From time to time, Main Place purchases certain mortgage loans originated by the Parent. Main Place did not purchase any loans during the three months ended March 31, 2001 and 2000. In addition, Main Place also sells certain mortgage loans to the Parent. Purchases or sales of loans between Main Place and the Parent are at book value, which approximates fair value. During the three months ended March 31, 2001, Main Place sold $10.9 million of mortage loans to the Parent. As of December 31, 2000, Main Place purchased $112.4 million of securities available-for-sale from the Parent. No gains or losses were recorded on these transactions.

Accrued expenses due to affiliates as of March 31, 2001 and December 31, 2000, were $439.3 million and $458.5 million, respectively composed primarily of income tax payable to the Parent of $434.7 million and $338.9 million, respectively.

Note 5 - Long-Term Debt

In April 1999, the Securities and Exchange Commission declared effective Main Place's shelf registration statement (Registration Statement) providing an additional $5 billion of capacity for issuance of mortgage-backed bonds (Bonds). Bonds have been issued under this as well as previously effective registration statements. The Bonds, which were issued in series pursuant to separate indentures, are generally subject to the following terms. The Bonds, collateralized primarily by mortgage loans on 1-to-4 family dwellings, are obligations solely of Main Place. The Bonds are not prepayable at the option of Main Place, but are subject to redemption in whole or in part under certain circumstances. Under the terms of an indenture relating to each series of Bonds, Main Place must maintain a minimum amount of eligible collateral, which is determined on a discounted basis and may consist of mortgage loans, certain U.S. agency mortgage pass-through certificates, U.S. government securities and cash held by a trustee (the Trustee). The types, characteristics and permitted amounts of eligible collateral are subject to change from time to time without the consent of the bondholders if such changes would not adversely affect the ratings assigned to the Bonds. In the event such collateral requirements are not met with respect to any series, Main Place must provide additional or substitute mortgage loans or other acceptable collateral with respect to such series to meet the required amounts of eligible collateral and/or repurchase Bonds in an amount sufficient to meet collateral requirements. If sufficient eligible collateral is not supplied and/or sufficient Bonds are not repurchased, Main Place must redeem a portion of the outstanding Bonds of such series such that the existing amount of the eligible collateral meets the collateral requirements of the indenture relating to the Bonds of such series that remain outstanding after the redemption. In the event that Main Place should fail to comply and two thirds of bondholders not waive the default event, the Trustee is provided certain remedies on behalf of the bondholders which may include liquidation of the pledged collateral. As of March 31, 2001, Main Place had the authority to issue approximately $3.5 billion of securities under its existing shelf registration statement.

The following table displays the primary terms of Main Place's 1999-1 mortgage-backed bond as of March 31, 2001 (dollars in thousands):

                                                                  Series
                                                                  1999-1
                                                                 (Issued
                                                                 May 1999)
                                                             ---------------

Amount issued                                                   $1,500,000
Reference rate                                                 3-mo. LIBOR
                                                                    +12bps
Period-end interest rate                                             5.47%
Maturity                                                              2002
Mortgage loans and cash collateralizing mortgage-backed bonds:
     Collateral - book value                                    $2,197,639
     Collateral - discounted value                               1,733,919
     Collateral - approximate amount exceeding
          minimum indenture requirements                           151,419

Interest expense on the Series 1999-1 mortgage-backed bond for the three ended March 31, 2001 was $24.6 million, compared to interest expense on the Series 1995-2, 1997-1 and 1999-1 mortgage-backed bonds of $63.1 million for the same period in 2000. On March 25, 2000, Main Place repaid its of $1.0 billion on the Series 1997-1 mortgage-backed bonds. On October 25, 2000, Main Place repaid its obligations of $1.5 billion on the Series 1995-2 mortgage-backed bonds.

Item 2.  Management's Discussion and Analysis of Results of Operations and
                  Financial Condition

Total net income before cumulative effect of accounting change for the first quarter of 2001 was $130.7 million, representing a decrease of $19.6 million from the corresponding period last year. The decrease primarily resulted from a decrease in interest income, partially offset by a decline in interest expense. After October 14, 1998, Main Place is classified as a single-member limited liability company ("LLC") and, as such, is disregarded as an entity separate from its owners for income tax purposes. Main Place has become aware that the predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements, and had concluded that is a more informative presentation than proforma disclosures. Income tax expense for the first quarter for 2001 was $78.5 million compared to $85.9 million for the same period in 2000.

Total income for the first quarter of 2001 was $269.3 million, representing a decrease of $72.9 from the corresponding period in 2000. The decrease included a decline in interest and fees on loans of $46.2 million due to a consistent reduction in the loan portfolio. Interest income from the securities portfolio declined $8.7 million resulting from a reduction of $483.1 million in the average balance of the securities portfolio. The net change in total income also included a decrease in interest income on time deposits placed of $18.0 million from the same period in 2000. This change resulted from a reduction of $911.1 million in the respective average balances as well as a 38 basis point decrease in average yields to 5.61 percent, reflecting market interest rate declines.

Total expenses (excluding income taxes) for the first quarter of 2001 were $60.1 million, representing a decrease of $45.8 million compared to the same period in 2000. The decrease included a decline in interest expense on securities sold under agreements to repurchase of $7.1 million, resulting from a reduction of $450.1 million in average borrowings, and a 7 basis point decrease in average rates to 5.71 percent. Long-term debt interest expense for the first quarter of 2000 decreased by $38.6 million to $24.6 million, compared to the same periods in 2000, due to the cummulative retirement of $2.5 billion in debt in March and October 2000, partially offset by an 8 basis point increase in average rates to
6.55 percent.

Main Place made no provision for credit losses in the first quarter of 2001 and 2000 due to the decline in the average balance of the loan portfolio throughout both periods, and a $1.9 million decrease in nonperforming loans to $61.4 million at March 31, 2001 from $63.3 million at December 31, 2000. Future economic conditions and changes in the loan portfolio may increase nonperforming loans and, accordingly, the level of the allowance for credit losses. The nature of the process by which Main Place determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After review of all relevant matters affecting loan collectibility, management believes that the allowance for credit losses is appropriate given its analysis of probable incurred credit losses at March 31, 2001.

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

                                      Main Place Funding, LLC
                                      -----------------------


Date: May 15, 2001                    ________________________
                                      Susan R. Faulkner
                                      Treasurer and Senior Vice President/
                                      Principal Financial and Accounting Officer
                                      (Principal Financial and
                                      Duly Authorized Officer)

                             Main Place Funding, LLC
                                    Form 10-Q
                                Index to Exhibits



Exhibit           Description
-------           -----------

12                Ratio of Earnings to Fixed Charges.

 .