Form 10-Q
period 2001-06-30
MAIN PLACE FUNDING LLC
filed 2001-08-14
CIK 927627

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q
(Mark one)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2001

                                      or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______ to _______

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

As of August 14, 2001, common equity membership interests consisted solely of ownership percentages of 99 percent and 1 percent in favor of Bank of America, N.A. and Main Place Trust, respectively.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Main Place Funding, LLC
June 30, 2001 Form 10-Q


Index

                                                                           Page
                                                                           ----
Part I.   Financial Information

Item 1.   Financial Statements

          Statement of Income for the Three Months and Six Months
          Ended June 30, 2001 and 2000                                       3

          Balance Sheet as of June 30, 2001 and December 31, 2000            4

          Statement of Cash Flows for the Six Months Ended
          June 30, 2001 and 2000                                             5

          Statement of Changes in Members' Equity for the Six Months
          ended June 30, 2001 and 2000                                       6

          Notes to Financial Statements                                      7

Item 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                           12

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                  13

Signature                                                                   14

Index to Exhibits                                                           15

      *Exhibit 12 Ratio of Earnings to Fixed Charges                        16

Part I.   FINANCIAL INFORMATION

Item 1. Financial Statements
Main Place Funding, LLC
Statement of Income
(Dollars in Thousands)

                                                                             Three Months                       Six Months
                                                                             Ended June 30                     Ended June 30
                                                                     ----------------------------      ---------------------------
                                                                           2001             2000             2001            2000
-------------------------------------------------------------------------------------------------      ---------------------------
Income
  Interest and fees on loans................................         $   157,940      $  206,394       $  329,572      $  424,225
  Interest on securities....................................              37,753          46,460           77,880          95,255
  Interest on time deposits placed..........................              71,696          67,051          129,237         142,614
                                                                    ----------------------------      ---------------------------
      Total income..........................................             267,389         319,905          536,689         662,094
                                                                    ----------------------------      ---------------------------

Expenses
  Interest on securities sold under agreements
    to repurchase...........................................              20,972          36,853           49,654          72,587
  Interest on long-term debt................................              19,336          49,853           43,898         112,997
  Other operating expenses..................................               7,486           7,001           14,338          14,066
                                                                    ----------------------------      ---------------------------
      Total expenses........................................              47,794          93,707          107,890         199,650
                                                                    ----------------------------      ---------------------------
  Income before income taxes and cumulative effect
    of accounting change....................................             219,595         226,198          428,799         462,444
  Income tax expense........................................              82,340          87,518          160,797         173,428
                                                                    ----------------------------      ---------------------------
  Net income before cumulative effect of accounting
    change..................................................             137,255         138,680          268,002         289,016
  Cumulative effect of change in accounting for income
    taxes-benefit...........................................                   -               -                -           6,926
                                                                    ----------------------------      ---------------------------
      Net income............................................         $   137,255      $  138,680       $  268,002      $  295,942
                                                                    ============================      ===========================

See accompanying notes to financial statements.

Main Place Funding, LLC
Balance Sheet
(Dollars in Thousands)

                                                                                                      June 30         December 31
                                                                                                        2001              2000
----------------------------------------------------------------------------------------------------------------------------------
Assets
  Cash and cash equivalents.................................................................        $    586,428     $   2,367,206
  Time deposits placed with affiliates......................................................           7,500,000         3,820,000
  Securities:
    Available-for-sale (includes $1,811,706 and $2,075,695 pledged as collateral)...........           2,133,645         2,473,106
    Held-for-investment, at cost (market value $7,573 and $10,141)..........................               7,558            10,107
                                                                                                   -------------------------------
      Total securities......................................................................           2,141,203         2,483,213
                                                                                                   -------------------------------

  Loans, net of unearned income.............................................................           8,556,427         9,741,301
  Allowance for credit losses...............................................................             (35,209)          (35,345)
                                                                                                   -------------------------------
    Loans, net of unearned income and allowance for credit losses...........................           8,521,218         9,705,956
  Interest receivable.......................................................................              60,619            77,491
  Accounts receivable from affiliates.......................................................                   -           265,838
  Other assets..............................................................................              16,411            15,778
                                                                                                   -------------------------------
    Total assets............................................................................        $ 18,825,879     $  18,735,482
                                                                                                   ===============================

Liabilities
  Accrued expenses..........................................................................        $      1,459     $           -
  Accrued expenses due to affiliate.........................................................             519,951           458,484
  Securities sold under agreements to repurchase from affiliates............................           1,811,706         2,075,695
  Long-term debt............................................................................           1,500,000         1,499,988
                                                                                                   -------------------------------
    Total liabilities.......................................................................           3,833,116         4,034,167
                                                                                                   -------------------------------
Members' Equity
  Contributed equity........................................................................          13,395,436        13,395,436
  Undistributed income......................................................................           1,566,638         1,298,636
  Accumulated other comprehensive income....................................................              30,689             7,243
                                                                                                   -------------------------------
    Total members' equity...................................................................          14,992,763        14,701,315
                                                                                                   -------------------------------
      Total liabilities and members' equity.................................................        $ 18,825,879     $  18,735,482
                                                                                                   ===============================

See accompanying notes to financial statements.

Main Place Funding, LLC
Statement of Cash Flows
(Dollars in Thousands)

                                                                                                       Six Months Ended
                                                                                                            June 30
                                                                                               ---------------------------------
                                                                                                      2001              2000
--------------------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income before cumulative effect of accounting change............................         $       268,002   $      289,016
  Reconciliation of income before cumulative effect of accounting change to net cash provided by  operating activities
    Deferred income tax expense (benefit).............................................                     691          (18,757)
    Net decrease in interest receivable...............................................                  16,872            3,790
    Net decrease in accounts receivable from affiliates...............................                 265,838           16,602
    Net increase (decrease)  in accrued expenses......................................                   1,459             (713)
    Net increase (decrease) in accrued expenses due to affiliates.....................                  61,467         (417,723)
    Other operating activities, net...................................................                 (17,582)          22,807
                                                                                              ---------------------------------
          Net cash provided by (used in) operating activities.........................                 596,747         (104,978)
                                                                                              ---------------------------------

Investing Activities
  Proceeds from maturities of securities held for investment..........................                   2,549           33,009
  Proceeds from sales and maturities of securities available-for-sale.................                 371,534          279,387
  Purchases of securities available-for-sale..........................................                   5,144                -
  Net (increase) decrease in time deposits placed with affiliates.....................              (3,680,000)         700,000
  Collections of loans outstanding....................................................               1,176,306          705,545
  Proceeds from sale of loans.........................................................                  10,931          788,953
                                                                                              ---------------------------------
           Net cash (used in) provided by investing activities........................              (2,113,536)       2,506,894
                                                                                              ---------------------------------

Financing Activities
  Net decrease in securities sold under agreements
      to repurchase...................................................................                (263,989)        (306,107)
  Retirement of long-term debt........................................................                       -       (1,000,000)
                                                                                              ---------------------------------
        Net cash used in financing activities.........................................                (263,989)      (1,306,107)
                                                                                              ---------------------------------

Net (decrease) increase in cash and cash equivalents..................................              (1,780,778)       1,095,809
Cash and cash equivalents at beginning of period......................................               2,367,206          901,145
                                                                                              ---------------------------------
Cash and cash equivalents at end of period............................................         $       586,428   $    1,996,954
                                                                                              =================================

See accompanying notes to financial statements.

Main Place Funding, LLC
Statement of Changes in Members' Equity
(Dollars in Thousands)

                                                                                     Accumulated
                                                                                        Other             Total          Compre-
                                                    Contributed   Undistributed      Comprehensive       Members'        hensive
                                                       Equity        Income        Income (Loss)/(1)/     Equity         Income
-----------------------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1999.....................  $  13,395,436  $     722,217     $      (46,326)   $  14,071,327
   Net income before cumulative effect of
    accounting change............................                       289,016                             289,016   $    289,016
   Cumulative effect of change in accounting
    for income taxes.............................                         6,926             14,187            6,926          6,926
   Other comprehensive income....................                                                            14,187         14,187
                                                                                                                       -----------
   Comprehensive income..........................                                                                     $    310,129
                                                   ----------------------------------------------------------------    ===========
Balance on June 30, 2000.........................  $  13,395,436  $   1,018,159     $      (32,139)   $  14,381,456
                                                   ================================================================

Balance on December 31, 2000.....................  $  13,395,436  $   1,298,636     $        7,243    $  14,701,315
   Net income before cumulative effect of
    accounting change............................                       268,002                             268,002   $    268,002
   Cumulative effect of change in accounting
    for income taxes.............................                                                                 -              -
   Other comprehensive income....................                                           23,446           23,446         23,446
                                                                                                                       -----------
   Comprehensive income..........................                                                                     $    291,448
                                                   ----------------------------------------------------------------    ===========
Balance on June 30, 2001.........................  $  13,395,436  $   1,566,638     $       30,689    $  14,992,763
                                                   ================================================================

(1) Changes in Accumulated Other Comprehensive Income (Loss) includes after-tax net unrealized gains (losses) on securities available-for-sale.

See accompanying notes to financial statements.

Main Place Funding, LLC
Notes to Financial Statements

Note 1 - Description of Business

Main Place Funding, LLC ("Main Place"), a Delaware limited liability company, is a subsidiary of Bank of America, N.A. (the "Parent"), which is a wholly owned indirect subsidiary of Bank of America Corporation (the "Corporation").

Main Place was established originally as a Maryland real estate investment trust to consolidate the acquisition, holding and management of certain closed-end residential mortgage loans owned by certain affiliates of the Corporation.

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

Accounting for Income Taxes

Main Place is classified as a single-member LLC and, as such, is disregarded as an entity separate from its owners for income tax purposes. The predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements. Accordingly, effective January 1, 2000, Main Place recognized through a cumulative effect adjustment deferred tax assets and liabilities determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", and the accompanying financial statements include an income tax provision for the three and six month periods ended June 30, 2001 and 2000. For the three-month and six-month periods ended June 30, 2001 and 2000, income tax expense differs from the amount of income tax determined by applying the federal statutory rate of 35 percent to pre-tax income, primarily as a result of state taxes.

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

Note 3 - Loans

The following table presents the composition of loans (dollars in thousands):

                                               June 30            December 31
                                                 2001                 2000
-----------------------------------------------------------------------------

Residential mortgage................          $8,552,926          $9,737,355
Commercial real estate..............               3,501               3,946
                                         ------------------------------------
    Total loans.....................          $8,556,427          $9,741,301
                                         ------------------------------------


Mortgage loans collateralizing mortgage-backed bonds were comprised of the following (dollars in thousands):


                                               June 30            December 31
                                                 2001                 2000
-----------------------------------------------------------------------------

Adjustable-rate.....................          $1,570,882          $1,760,555
Fixed-rate..........................             423,859             457,479
                                         ------------------------------------
   Total mortgage loans.............          $1,994,741          $2,218,034
                                         ------------------------------------

Transactions in the allowance for credit losses were as follows (dollars in thousands):

                                                     Six Months
                                                    Ended June 30
                                               ----------------------
                                                   2001       2000
---------------------------------------------------------------------
Balance on January 1..........................   $ 35,345   $ 35,988
Loans charged off.............................       (136)      (306)
Recoveries of loans previously charged off....          -          -
Provision for credit losses...................          -          -
                                               ----------------------
Balance on June 30............................   $ 35,209   $ 35,682
                                               ----------------------


Main Place had $48.1 million of nonperforming loans on June 30, 2001 compared to $63.3 million on December 31, 2000. Foreclosed properties on June 30, 2001 totaled $5.0 million compared to $6.6 million on December 31, 2000.

Note 4 - Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent in the form of time deposits. Interest income on time deposits for the three months and six months ended June 30, 2001 was $71.7 million and $129.2 million, respectively, compared to $67.1 million and $142.6 million for the same prior year periods. As of June 30, 2001 and December 31, 2000, Main Place had $7.5 billion and $3.8 billion, respectively, of time deposits placed with the Parent.

At June 30, 2001, Main Place had no accounts receivables outstanding from affiliates of the Corporation. Main Place had $265.8 million of accounts receivable from affiliates of the Corporation at December 31, 2000. These receivables were related to mortgage payments and securities principal and interest payments in process, which generally clear within 30 days.

At June 30, 2001 and December 31, 2000, Main Place had $1.8 billion and $2.1 billion, respectively of U.S. government securities sold under agreements to repurchase from the Parent and Banc of America Securities LLC, a wholly-owned subsidiary of the Corporation, which mature on demand. Interest expense on securities sold under agreements to repurchase for the three months and six months ended June 30, 2001 was $21.0 million and $49.7 million, respectively, compared to $36.9 million and $72.6 million for the same prior year periods.

Main Place has entered into agreements with the Parent for the servicing and administration of its mortgage portfolio. Servicing fees paid to the Parent approximated $7.4 million and $6.4 million for the six months ended June 30, 2001 and 2000, respectively, and are included in "Other operating expenses" on the accompanying statement of income.

From time to time, Main Place purchases certain mortgage loans originated by the Parent. Main Place did not purchase any loans during the six months ended June 30, 2001 and 2000. During the six monthes ended June 30, 2001, Main Place sold $10.9 million of mortgage loans to the Parent. Purchases or sales of loans between Main Place and the Parent have been at book value which approximates fair value.

Accrued expenses due to affiliates as of June 30, 2001 and December 31, 2000, were $520.0 million and $458.5 million, respectively, composed primarily of income tax payable to the Parent of $499.4 million and $338.9 million, respectively.

Note 5 - Long-Term Debt

In April 1999, the Securities and Exchange Commission declared effective Main Place's shelf registration statement ("Registration Statement") providing an additional $5 billion of capacity for issuance of backed bonds ("Bonds"). Bonds have been issued under this as well as previously effective statements. The Bonds, which were issued in series pursuant to separate indentures, are generally subject to the following terms. The Bonds, collateralized primarily by mortgage loans on 1-to-4 family dwellings, are obligations solely of Main Place. The Bonds are not prepayable at the option of Main Place, but are subject to redemption in whole or in part under certain circumstances. Under the terms of an indenture relating to each series of Bonds, Main Place must maintain a minimum amount of eligible collateral, which is determined on a discounted basis and may consist of mortgage loans, certain U.S. agency mortgage pass-through certificates, U.S. government securities and cash held by a trustee (the "Trustee"). The characteristics and permitted amounts of eligible collateral are subject to change from time to time without the consent of the bondholders if such changes would not adversely affect the ratings assigned to the Bonds. In the event such collateral requirements are not met with respect to any series, Main Place must provide additional or substitute mortgage loans or other acceptable collateral with respect to such series to meet the required amounts of eligible collateral and/or repurchase Bonds in an amount sufficient to meet collateral requirements. If sufficient eligible collateral is not supplied and/or sufficient Bonds are not repurchased, Main Place must redeem a portion of the outstanding Bonds of such series such that the existing amount of the eligible collateral meets the collateral requirements of the indenture relating to the Bonds of such series that remain outstanding after the redemption. In the event that Main Place should fail to comply and two thirds of bondholders not waive the default event, the Trustee is provided the pledged collateral. As of June 30, 2001 Main Place had the authority to issue approximately $3.5 billion of securities under its existing shelf registration statement.

The following table displays the primary terms of Main Place's 1999-1 mortgage-backed bonds as of June 30, 2001 (dollars in thousands):

                                                                       Series
                                                                       1999-1
                                                                      (Issued
                                                                     May 1999)
                                                                 --------------

Amount issued.............................................          $1,500,000
Reference rate............................................         3-mo. LIBOR
                                                                        +12bps
Period-end interest rate..................................               4.190%
Maturity..................................................                2002
Mortgage loans and cash collateralizing mortgage-backed bonds:
  Collateral - book value.................................          $2,065,749
  Collateral - discounted value...........................           1,626,046
  Collateral - approximate amount exceeding
    minimum indenture requirements........................              43,546

Interest expense on the Series 1999-1 mortgage-backed bonds for the three months and six months ended June 30, 2001 was $19.3 million and $43.9 million, compared to interest expense on the Series 1995-2, 1997-1 and 1999-1 mortgage-backed bonds of $49.9 million and $113.0 million for the same periods in 2000. On March 25, 2000, Main Place repaid its obligations of $1.0 billion on the Series 1997-1 mortgage-backed bonds. On October 25, 2000, Main Place repaid its obligations of $1.5 billion on the Series 1995-2 mortgage-backed bonds.

Item 2. Management's Discussion and Analysis of Results of Operations and
               Financial Condition

Total net income before cumulative effect of accounting change for the second quarter and first half of 2001 was $137.3 million and $268.0 million, respectively, representing decreases of $1.4 million and $21.0 million from the corresponding periods last year. The decrease primarily resulted from decreases in interest income, partially offset by a decline in interest expense.

Total income for the second quarter and first half of 2001 was $267.4 million and $536.7 million, respectively, representing a decrease of $52.5 million and $125.4 million, respectively, from the corresponding periods in 2000. The decrease included a decline in interest and fees on loans of $48.5 million and $94.7 million, respectively, due to a consistent reduction in the loan portfolio. Interest income from the securities portfolio for the second quarter and the first half of 2001 declined $8.7 million and $17.4 million, respectively, resulting from a reduction of $519.6 million in the average balance of securities portfolio for the six months ended June 2001, compared to the same period in 2000. The net change in total income also included an increase in interest income on time deposits placed of $4.6 million for the second quarter of 2001 and a decrease of $13.4 million for the first half of 2001, compared to the same period in 2000. The changes in interest income on time deposits placed resulted from an increase in average balances of $2.3 billion and $625.3 million for the second quarter and first half of 2001, respectively, partially offset by a 200 basis point decrease in average yields to 4.41 percent for the six months ended June 2001, compared to the same period in 2000, reflecting market interest rate declines.

Total expenses (excluding income taxes) for the second quarter and first half of 2001 were $47.8 million and $107.9 million, respectively, representing a decrease of $45.9 million and $91.8 million compared to the same periods in 2000. The decrease included a decline in interest expense on securities sold under agreements to repurchase of $15.9 million and $22.9 million, respectively, resulting from a reduction of $427.1 million in average borrowings, and 194 basis point decrease in average rates to 4.41 percent for the six months ended June 2001, compared to the same period in 2000. Long-term debt interest expense for the second quarter and first half of 2001 decreased by $30.5 million and $69.1 million to $19.3 million and $43.9 million, respectively, compared to the same periods in 2000, due to the retirement of $1.0 billion in debt in March and $1.5 billion in debt in October 2000, partially offset by a 149 basis point decrease in average rates to 5.16 percent for the six months ended June 2001, compared to the same period in 2000.

Main Place made no provision for credit losses in the first half of 2001 and 2000 due to the decline in the average balance of the loan portfolio throughout both periods, and a $15.2 million decrease in nonperforming loans to $48.1 million at June 30, 2001 from $63.3 million at December 31, 2000. Future economic conditions and changes in the loan portfolio may increase nonperforming loans and, accordingly, may effect the level of the allowance for credit losses. The nature of the process by which Main Place determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After review of all relevant matters affecting loan collectibility, management believes that the allowance for credit losses is appropriate given its analysis of probable incurred credit losses at June 30, 2001.

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

                                      As Regisrant, Main Place Funding, LLC
                                      -------------------------------------


Date:  August 14, 2001                ________________________
                                      Susan R. Faulkner
                                      Treasurer and Senior Vice President/
                                      Principal Financial and Accounting Officer

                            Main Place Funding, LLC
                                   Form 10-Q
                               Index to Exhibits



Exhibit        Description
-------        -----------

12             Ratio of Earnings to Fixed Charges.