Form 10-Q
period 2001-09-30
MAIN PLACE FUNDING LLC
filed 2001-11-14
CIK 927627

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)

      [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2001

                                       or

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

On November 14, 2001, there were no shares of common stock outstanding. As of November 14, 2001, members' interests consisted of ownership percentages of 99 percent and 1 percent for Bank of America, N.A. and Main Place Trust, respectively.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Main Place Funding, LLC
September 30, 2001 Form 10-Q


Index
                                                                           Page
                                                                           ----
Part I.  Financial Information

Item 1.  Financial Statements

         Statement of Income for the Three Months and Nine Months
         Ended September 30, 2001 and 2000                                   3

         Balance Sheet as of September 30, 2001 and December 31, 2000        4

         Statement of Cash Flows for the Nine Months Ended
         September 30, 2001 and 2000                                         5

         Statement of Changes in Members' Equity for the
         Nine Months Ended September 30, 2001 and 2000                       6

         Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                             11

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    12

Signature                                                                    13

Index to Exhibits                                                            14

         -Exhibit 12 Ratio of Earnings to Fixed Charges                      15

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Main Place Funding, LLC
Statement of Income
(Dollars in Thousands)


                                                                                   Three Months                Nine Months
                                                                                Ended September 30         Ended September 30
                                                                             ------------------------   ------------------------
                                                                                 2001        2000           2001        2000
-----------------------------------------------------------------------------------------------------   ------------------------
Income
   Interest and fees on loans .............................................    $118,148    $190,783       $447,721    $615,008
   Interest on securities .................................................      32,410      43,658        110,290     138,913
   Gain on securities sold ................................................      11,971          --         11,971          --
   Interest on time deposits placed .......................................      73,257      93,904        202,494     236,518
                                                                             ------------------------   ------------------------
       Total income .......................................................     235,786     328,345        772,476     990,439
                                                                             ------------------------   ------------------------

Expenses
   Interest on securities sold under agreements to repurchase .............      15,445      36,628         65,098     109,215
   Interest on long-term debt .............................................      20,545      53,065         64,443     166,062
   Other operating expenses ...............................................       5,774       6,842         20,113      20,908
                                                                             ------------------------   ------------------------
       Total expenses .....................................................      41,764      96,535        149,654     296,185
                                                                             ------------------------   ------------------------
   Income before income taxes and cumulative effect of accounting change ..     194,022     231,810        622,822     694,254
   Income tax expense .....................................................      72,777      86,935        233,574     260,363
                                                                             ------------------------   ------------------------
   Net income before cumulative effect of accounting change ...............     121,245     144,875        389,248     433,891
   Cumulative effect of change in accounting for income taxes-benefit .....          --          --             --       6,926
                                                                             ------------------------   ------------------------
       Net income .........................................................    $121,245    $144,875       $389,248    $440,817
                                                                             ========================   ========================


See accompanying notes to financial statements.

Main Place Funding, LLC
Balance Sheet
(Dollars in Thousands)


                                                                                               September 30       December 31
                                                                                                   2001               2000
--------------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents ............................................................      $  1,849,978       $  2,367,206
   Time deposits placed with affiliates .................................................         9,000,000          3,820,000
   Securities:
       Available-for-sale (includes $1,123,480 and $2,075,695 pledged as collateral) ....         1,407,958          2,473,106
       Held-for-investment, at cost (market value $6,257 and $10,141) ...................             6,239             10,107
                                                                                            ------------------------------------
           Total securities .............................................................         1,414,197          2,483,213
                                                                                            ------------------------------------

   Loans, net of unearned income ........................................................         6,007,592          9,741,301
   Allowance for credit losses ..........................................................           (35,176)           (35,345)
                                                                                            ------------------------------------
       Loans, net of unearned income and allowance for credit losses ....................         5,972,416          9,705,956
   Interest receivable ..................................................................            43,230             77,491
   Accounts receivable from affiliates ..................................................            33,162            265,838
   Other assets .........................................................................            12,901             15,778
                                                                                            ------------------------------------
     Total assets .......................................................................      $ 18,325,884       $ 18,735,482
                                                                                            ====================================

Liabilities
    Accrued expenses ....................................................................      $      2,004       $         --
    Accrued expenses due to affiliate ...................................................           591,013            458,484
    Securities sold under agreements to repurchase from affiliates ......................         1,123,480          2,075,695
    Long-term debt ......................................................................         1,500,000          1,499,988
                                                                                            ------------------------------------
       Total liabilities ................................................................         3,216,497          4,034,167
                                                                                            ------------------------------------
Members' Equity
     Contributed equity .................................................................        13,395,436         13,395,436
     Undistributed income ...............................................................         1,687,884          1,298,636
     Accumulated other comprehensive income .............................................            26,067              7,243
                                                                                            ------------------------------------
       Total members' equity ............................................................        15,109,387         14,701,315
                                                                                            ------------------------------------
         Total liabilities and members' equity ..........................................      $ 18,325,884       $ 18,735,482
                                                                                            ====================================


See accompanying notes to financial statements.

Main Place Funding, LLC
Statement of Cash Flows
(Dollars in Thousands)


                                                                                                       Nine Months Ended
                                                                                                          September 30
                                                                                               ------------------------------------
                                                                                                      2001              2000
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income before cumulative effect of accounting change ................................      $   389,248       $   433,891
   Reconciliation of income before cumulative effect of accounting change to net cash provided by operating activities
     Deferred income tax expense (benefit) .................................................              820           (16,877)
     Net decrease in interest receivable ...................................................           34,261             8,367
     Net decrease in accounts receivable from affiliates ...................................          232,676            19,249
     Net increase (decrease)  in accrued expenses ..........................................            2,004              (644)
     Net increase (decrease) in accrued expenses due to affiliates .........................          132,529          (323,026)
     Other operating activities, net .......................................................          (12,538)            4,197
                                                                                                ---------------------------------
           Net cash provided by operating activities .......................................          779,000           125,157
                                                                                                ---------------------------------

Investing Activities
   Proceeds from maturities of securities held for investment ..............................            3,870            34,207
   Proceeds from sales and maturities of securities available-for-sale .....................        1,090,492           454,529
   Purchases of securities available-for-sale ..............................................            4,537                --
   Net (increase) decrease in time deposits placed with affiliates .........................       (5,180,000)           45,000
   Collections of loans outstanding ........................................................        2,190,023         1,144,230
   Proceeds from sale of loans .............................................................        1,547,064           788,953
                                                                                                ---------------------------------
            Net cash (used in) provided by investing activities ............................         (344,014)        2,466,919
                                                                                                ---------------------------------

Financing Activities
    Net decrease in securities sold under agreements
        to repurchase ......................................................................         (952,215)         (397,257)
    Retirement of long-term debt ...........................................................               --        (1,000,000)
                                                                                                ---------------------------------
          Net cash used in financing activities ..... ......................................         (952,215)       (1,397,257)
                                                                                                ---------------------------------

Net (decrease) increase in cash and cash equivalents .......................................         (517,228)        1,194,819
Cash and cash equivalents at beginning of period ...........................................        2,367,206           901,145
                                                                                                ---------------------------------
Cash and cash equivalents at end of period .................................................      $ 1,849,978       $ 2,095,964
                                                                                                =================================


See accompanying notes to financial statements.

Main Place Funding, LLC
Statement of Changes in Members' Equity
(Dollars in Thousands)

                                                                                    Accumulated
                                                                                       Other           Total          Compre-
                                                   Contributed    Undistributed    Comprehensive      Members'        hensive
                                                      Equity         Income       Income (Loss)(1)     Equity          Income
--------------------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1999 ...................   $13,395,436    $   722,217       $   (46,326)    $14,071,327
   Net income before cumulative effect of
      accounting change ........................                      433,891                           433,891     $   433,891
   Cumulative effect of change in accounting
      for income taxes .........................                        6,926                             6,926           6,926
   Other comprehensive income ..................                                         29,206          29,206          29,206
                                                                                                                    -----------
   Comprehensive income ........................                                                                    $   470,023
                                                   --------------------------------------------------------------   ===========
Balance on September 30, 2000 ..................   $13,395,436    $ 1,163,034       $   (17,120)    $14,541,350
                                                   ==============================================================

Balance on December 31, 2000 ...................   $13,395,436    $ 1,298,636       $     7,243     $14,701,315
   Net income ..................................                      389,248                           389,248     $   389,248
   Other comprehensive income ..................                                         18,824          18,824          18,824
                                                                                                                    -----------
   Comprehensive income ........................                                                                    $   408,072
                                                   --------------------------------------------------------------   ===========
Balance on September 30, 2001 ..................   $13,395,436    $ 1,687,884       $    26,067     $15,109,387
                                                   ==============================================================

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

Accounting for Income Taxes

Main Place is classified as a single-member LLC and, as such, is disregarded as an entity separate from its owners for income tax purposes. The predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements. Accordingly, effective January 1, 2000, Main Place recognized through a cumulative effect adjustment deferred tax assets and liabilities determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", and the accompanying financial statements include an income tax provision for the three and nine month periods ended September 30, 2001 and 2000. For the three-month and nine month periods ended September 30, 2001 and 2000, income tax expense differs from the amount of income tax determined by applying the federal statutory rate of 35 percent to pre-tax income, primarily as a result of state taxes.

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

Note 3 - Loans

The following table presents the composition of loans (dollars in thousands):

                                                  September 30    December 31
                                                      2001            2000
------------------------------------------------------------------------------

Residential mortgage .....................         $6,004,223      $9,737,355
Commercial real estate ...................              3,369           3,946
                                                   --------------------------
    Total loans ..........................         $6,007,592      $9,741,301
                                                   --------------------------

Included in the Total loans balance detailed above, Mortgage loans collateralizing mortgage-backed bonds were comprised of the following (dollars in thousands):

                                                 September 30       December 31
                                                     2001              2000
--------------------------------------------------------------------------------

Adjustable-rate ..........................         $2,259,000         $1,760,555
Fixed-rate ...............................            552,293            457,479
                                                   -----------------------------
   Total mortgage loans ..................         $2,811,293         $2,218,034
                                                   -----------------------------

Transactions in the allowance for credit losses were as follows (dollars in thousands):

                                                           Nine Months
                                                       Ended September 30,
                                                    ------------------------
                                                       2001         2000
----------------------------------------------------------------------------

Balance on January 1 ..........................     $ 35,345      $ 35,988
Loans charged off .............................         (169)         (481)
Recoveries of loans previously charged off ....           --            --
Provision for credit losses ...................           --            --
                                                    ----------------------
Balance on September 30 .......................     $ 35,176      $ 35,507
                                                    ======================

Main Place had $27.2 million of nonperforming loans on September 30, 2001 compared to $63.3 million on December 31, 2000. Foreclosed properties on September 30, 2001 totaled $4.6 compared to $6.6 million on December 31, 2000.

Note 4 - Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent in the form of time deposits. Interest income on time deposits for the three months and nine months ended September 30, 2001 was $73.3 million and $202.5 million, respectively, compared to $93.9 million and $236.5 million for the same prior year periods. As of September 30, 2001 and December 31, 2000, Main Place had $9.0 billion and $3.8 billion, respectively, of time deposits placed with the Parent.

At September 30, 2001, Main Place had $33.2 million accounts receivables outstanding from affiliates of the Corporation compared to $265.8 million at December 31, 2000. These receivables were related to mortgage payments and securities principal and interest payments in process, which generally clear within 30 days.

At September 30, 2001 and December 31, 2000, Main Place had $1.1 billion and $2.1 billion, respectively, of U.S. government securities sold under agreements to repurchase from the Parent and Banc of America Securities LLC, a wholly-owned subsidiary of the Corporation, which mature on demand. Interest expense on securities sold under agreements to repurchase for the three months and nine months ended September 30, 2001 was $15.4 million and $65.1 million, respectively, compared to $36.6 million and $109.2 million for the same prior periods.

Main Place has entered into agreements with the Parent for the servicing and administration of its mortgage portfolio. Servicing fees paid to the Parent approximated $19.6 million and $19.3 million for the nine months ended September 30, 2001 and 2000, respectively, and are included in "Other operating expenses" on the accompanying statement of income.

From time to time, Main Place purchases certain mortgage loans originated by the Parent. Main Place did not purchase any loans during the nine months ended September 30, 2001 and 2000. During the nine months ended September 30, 2001, Main Place sold $1.5 billion of mortgage loans to the Parent compared to $0.8 billion during the nine months ended September 30, 2000. Purchases and sales of loans between Main Place and the Parent have been at book value which approximates fair value.

Accrued expenses due to affiliates as of September 30, 2001 and December 31, 2000, were $591.0 million and $458.5 million, respectively, composed primarily of income tax payable to the Parent of $572.0 million and $338.9 million, respectively.

Note 5 - Long-Term Debt

In April 1999, the Securities and Exchange Commission declared effective Main Place's shelf registration statement ("Registration Statement") providing an additional $5 billion of capacity for issuance of mortgage-backed bonds ("Bonds"). Bonds have been issued under this Registration Statement as well as previously effective registration statements. The Bonds, which were issued in series pursuant to separate indentures, are generally subject to the following terms. The Bonds, collateralized primarily by mortgage loans on 1-to-4 family dwellings, are obligations solely of Main Place. The Bonds are not prepayable at the option of Main Place, but are subject to redemption in whole or in part under certain circumstances. Under the terms of an indenture relating to each series of Bonds, Main Place must maintain a minimum amount of eligible collateral, which is determined on a discounted basis and may consist of mortgage loans, certain U.S. agency mortgage pass-through certificates, U.S. government securities and cash held by a trustee (the "Trustee"). The types, characteristics and permitted amounts of eligible collateral are subject to change from time to time without the consent of the bondholders if such changes would not adversely affect the ratings assigned to the Bonds. In the event such collateral requirements are not met with respect to any series, Main Place must provide additional or substitute mortgage loans or other acceptable collateral with respect to such series to meet the required amounts of eligible collateral and/or repurchase Bonds in an amount sufficient to meet collateral requirements. If sufficient eligible collateral is not supplied and/or sufficient Bonds are not repurchased, Main Place must redeem a portion of the outstanding Bonds of such series such that the existing amount of the eligible collateral meets the collateral requirements of the indenture relating to the Bonds of such series that remain outstanding after the redemption. As of September 30, 2001, Main Place had the authority to issue approximately $3.5 billion of securities under its existing shelf registration statement.

The following table displays the primary terms of Main Place's 1999-1 mortgage-backed bond as of September 30, 2001 (dollars in thousands):

                                                                        Series
                                                                        1999-1
                                                                       (Issued
                                                                      May 1999)
                                                                ---------------

Amount issued..................................................      $1,500,000
Reference rate ................................................     3-mo. LIBOR
                                                                          +12bps
Period-end interest rate.......................................         3.6325%
Maturity.......................................................            2002
Mortgage loans and cash collateralizing mortgage-backed bonds:
     Collateral - book value...................................      $2,900,545
     Collateral - discounted value.............................       2,317,936
     Collateral - approximate amount exceeding
          minimum indenture requirements.......................         735,436

Interest expense on the Series 1999-1 mortgage-backed bonds for the three months and nine months ended September 30, 2001 was $20.5 million and $64.4 million, respectively, compared to interest expense on the Series 1995-2, 1997-1 and 1999-1 mortgage-backed bonds of $53.1 million and $166.1 million for the same periods in 2000. On March 25, 2000, Main Place repaid its obligation of $1.0 billion on the Series 1997-1 mortgage-backed bonds. On October 25, 2000, Main Place repaid its obligations of $1.5 billion on the Series 1995-2 mortgage-backed bonds.

Item 2.  Management's Discussion and Analysis of Results of Operations and
                  Financial Condition

Total net income before cumulative effect of accounting change for the third quarter and first nine months of 2001 was $121.2 million and $389.2 million, respectively, representing decreases of $23.6 million and $44.6 million from the corresponding periods last year. The decrease primarily resulted from decreases in interest income, partially offset by a decline in interest expense.

Total income for the third quarter and first nine months of 2001 was $235.8 million and $772.5 million, respectively, representing a decrease of $92.6 million and $218.0 million, respectively, from the corresponding periods in 2000. The decrease included a decline in interest and fees on loans of $72.6 million and $167.3 million, respectively, due to run-off of the loan portfolio and a sale of $1.5 billion of loans back to the Parent. Interest income from the securities portfolio for the third quarter and first nine months of 2001 declined $11.2 million and $28.6, respectively, resulting from a reduction of $538.8 million in the average balance of the securities portfolio for the nine months ended September 30, 2001, compared to the same period in 2000. The net change in total income also included a decrease in interest income on time deposits placed of $20.6 million and $34.0 million for the third quarter and first nine months of 2001, respectively, compared to the same periods in 2000. The changes in interest income on time deposits placed resulted from a decrease of 201 basis points in average yields, to 4.33 percent for the nine months ended September 30, 2001, compared to the same period in 2000, reflecting market interest rate declines, partially offset by an increase in the average balance of $1.3 billion for the first nine months of 2001. The change in total income also included a gain on available-for-sale securities sold for the first nine months of 2001 in the amount of $11.9 million.

Total expenses (excluding income taxes) for the third quarter and first nine months of 2001 were $41.8 million and $149.7 million, respectively, representing a decrease of $54.8 million and $146.5 million compared to the same periods in 2000. The decrease included a decline in interest expense on securities sold under agreements to repurchase of $21.2 million and $44.1 million, respectively, resulting from a reduction of $466.0 million in average borrowings and a 159 basis point decrease in average rates to 4.64 percent for the nine months ended September 30, 2001, compared to the same period in 2000. Long-term debt interest expense for the third quarter and first nine months of 2001 decreased by $32.5 million and $101.6 million, respectively, compared to the same periods in 2000. This decrease was a result of the retirement of $1.0 billion of debt in March 2000 and $1.5 billion of debt in October 2000, in addition to a 98 basis point decrease in average rates to 5.73 percent for the nine months ended September 30, 2001, compared to the same period in 2000.

Main Place made no provision for credit losses in the third quarter and first nine months of 2001. Nonperforming loans decreased $36.1 million to $27.2 million at September 30, 2001, from $63.3 million at December 31, 2000. Future economic conditions and changes in the loan portfolio may increase nonperforming loans and, accordingly, may affect the level of the allowance for credit losses. The nature of the process by which Main Place determines the appropriate allowance for credit losses requires the exercise of considerable judgement. After review of all relevant matters affecting loan collectibility, management believes that the allowance for credit losses is appropriate given its analysis of probable incurred credit losses at September 30, 2001.

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

                                     As Registrant, Main Place Funding, LLC
                                     --------------------------------------


Date:  November 14, 2001             ____________________________________
                                     Susan R. Faulkner
                                     Treasurer and Senior Vice President
                                     Principal Financial and Accounting Officer

                             Main Place Funding, LLC
                                    Form 10-Q
                                Index to Exhibits



Exhibit      Description
-------      -----------

12           Ratio of Earnings to Fixed Charges.