Form 10-K
period 2001-12-31
MAIN PLACE FUNDING LLC
filed 2002-04-01
CIK 927627

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark one)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2001

                                       or

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the transition period from ________ to _______

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On April 1, 2002, there were no shares of common stock outstanding. As of April 1, 2002 members' interests consisted of ownership percentages of 99 percent and 1 percent for Bank of America, N.A. and Main Place Trust, respectively.

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

Main Place is the successor by merger of Main Place Real Estate Investment Trust ("MPREIT") with and into Main Place. MPREIT was established on October 29, 1996 as a Maryland real estate investment trust to consolidate the acquisition, holding and management of certain closed-end residential mortgage loans owned by certain affiliates of the Corporation. MPREIT was the successor by merger of Main Place Funding Corporation ("MPFC") with and into MPREIT on November 1, 1996. On October 15, 1998, Main Place Holdings Corporation, the former parent of MPREIT, merged with and into Main Place, and on December 23, 1998, MPREIT merged with and into Main Place, its parent company.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted in accordance with General Instruction I to Form 10-K.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

There is no common stock outstanding for Main Place. During 2001, Main Place paid distributions of $2.5 million. Main Place made no distributions during 2000.

Item 6.  SELECTED FINANCIAL DATA

Omitted in accordance with General Instruction I to Form 10-K.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Total net income before cumulative effect of accounting changes was $505.5 million and $569.5 million for the years ended December 31, 2001 and 2000, respectively. The decrease primarily resulted from decreases in interest income, partially offset by decreases in interest expense on long term debt, reduced funding costs associated with repurchase agreements, gains on sales of securities, and a release of a portion of the allowance for credit losses. After October 14, 1998, Main Place is classified as a single-member limited liability company ("LLC") and, as such, is disregarded as an entity separate from its owners for income tax purposes. Main Place has become aware that the predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements, and has concluded that is a more informative presentation than proforma disclosures. Income tax expense was $303.3 million for the year ended December 31, 2001. Income tax expense for the year ended December 31, 2000 was $341.7 million.

Total income for the year ended December 31, 2001 was $953.0 million, representing a decrease of $330.4 million compared to 2000. The decrease includes a decline in interest and fees on loans from $798.0 million at December 31, 2000 to $542.3 million at December 31, 2001, due to decrease of 17 basis points in average yield to 7.02 and a consistent reduction in the loan portfolio. Interest income from the securities portfolio also declined $47.6 million, resulting from a reduction of $691.6 million in the average balance of the securities portfolio. The decrease in total income also includes declines in interest on time deposits placed of $43.1 million, resulting from a reduction of 284 basis points in average yield to 3.56 percent. The net change in total income for the year ended December 31, 2001 also includes $13.4 million in gains on sales of available-for-sale securities and $2.6 million increase in gains on sales of loans.

Total expenses (excluding income taxes) for the year ended December 31, 2001 were $144.1 million, representing a decrease of $228.1 million compared to 2000. The decrease includes a decline in interest expense on securities sold under agreements to repurchase of $72.2 million, resulting from a reduction of $616.4 million in average borrowings, and a 202 basis point decrease in interest rates to 4.25 percent. Interest expense on long-term debt also declined $129.1 million for the year ended December 31, 2001. This decrease results from a 204 basis point decrease in average rates to 4.65 percent, along with the Series 1997-1 debt retirement of $1.0 billion on March 25, 2000 and the Series 1995-2 debt retirement of $1.5 billion on October 25, 2000. The net change in total expense for the year ended December 31, 2001 also includes a release of allowance for credit losses of $21.8 million.

During 2001, Main Place made an adjustment of $21.8 million to release a portion of the allowance for credit losses due to the decline in the average balance of the loan portfolio throughout 2001. During 2000, Main Place recorded a $2.9 million provision for allowance for credit losses. Main Place made no provision for credit losses. Nonperforming loans decreased $39.8 million to $23.5 million at December 31, 2001, compared to December 31, 2000. Future economic conditions and changes in the loan portfolio may increase nonperforming loans and, accordingly, the level of the allowance for credit losses. The nature of the process by which Main Place determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After review of all relevant matters affecting loan collectibility, management believes that the allowance for credit losses at December 31, 2001 is appropriate given its analysis of estimated incurred credit losses at December 31, 2001.

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

     b. No reports on Form 8-K were filed during the quarter ended December 31, 2001.

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

                                          Main Place Funding, LLC
                                          -----------------------


 Date: April 1, 2002
                                          ________________________
                                          Susan R. Faulkner
                                          Treasurer and Senior Vice President/
                                          Principal Financial and Accounting
                                          Officer (Principal Financial and
                                          Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                                            Date


_____________________      Treasurer and Senior Vice               April 1, 2002
  Susan R. Faulkner        President / Principal Financial
                           and Accounting Officer
                           (Principal Financial and
                           Duly Authorized Officer)



Bank of America, N.A.



By:__________________      Managing Member                         April 1, 2002
     Susan C. Carr

Main Place Trust



By:__________________      Special Managing                        April 1, 2002
     Susan C. Carr             Member
    Business Trustee

                            MAIN PLACE FUNDING, LLC
                         INDEX TO FINANCIAL STATEMENTS


                                                                                      Page
Report of Independent Accountants                                                       7

Financial Statements:

   Statement of Income for the Years Ended December 31, 2001, 2000 and 1999             8

   Balance Sheet at December 31, 2001 and 2000                                          9

   Statement of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999        10

   Statement of Changes in Members' Equity for the Years Ended December 31,            11
     2001, 2000, and 1999

Notes to Financial Statements                                                          12

Financial Statement Schedules:

   Report of Independent Accountants on Financial Statement Schedule                   22
   Schedule IV - Mortgage Loans on Real Estate                                         23

                        Report of Independent Accountants


To the Members of Main Place Funding, LLC


In our opinion, the accompanying balance sheet and the related statements of income, of changes in members' equity and of cash flows present fairly, in all material respects, the financial position of Main Place Funding, LLC (the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Note 2 to the financial statements, the Company changed its method of accounting for income taxes in 2000.


/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 27, 2002

Main Place Funding, LLC
Statement of Income
(Dollars in Thousands)

                                                                                                Year Ended December 31,
                                                                              -----------------------------------------------------
                                                                                 2001                2000               1999
-----------------------------------------------------------------------------------------------------------------------------------
Income
   Interest and fees on loans                                                      $542,268            $797,965           $917,468
   Interest on securities                                                           132,304             179,942            431,486
   Interest on time deposits placed                                                 259,399             302,487            371,059
   Gains on sales of securities                                                      13,417                   -             44,064
   Gains on sales of loans                                                            5,571               2,994                  -
                                                                              --------------       -------------      -------------
      Total income                                                                  952,959           1,283,388          1,764,077
                                                                              --------------       -------------      -------------

Expenses
   Interest on securities sold under agreements to repurchase                        70,928             143,125            289,842
   Interest on long-term debt                                                        69,738             198,853            191,274
   Provision for (release of) allowance for credit losses                           (21,838)              2,994                  -
   Other operating expenses                                                          25,276              27,191             25,820
                                                                              --------------       -------------      -------------
      Total expenses                                                                144,104             372,163            506,936
                                                                              --------------       -------------      -------------
   Income before income taxes and cumulative effect of accounting change            808,855             911,225          1,257,141
   Income tax expense                                                               303,316             341,732                  -
                                                                              --------------       -------------      -------------
   Net income before cumulative effect of accounting change                         505,539             569,493          1,257,141
   Cumulative effect of change in accounting for income taxes-benefit                     -               6,926                  -
                                                                              --------------       -------------      -------------
      Net income                                                                   $505,539            $576,419         $1,257,141
                                                                              ==============       =============      =============


See accompanying notes to financial statements.

Main Place Funding, LLC
Balance Sheet
(Dollars in Thousands)

                                                                                                 December 31,
                                                                                            2001              2000
-------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                              $    350,405      $  2,367,206
   Time deposits placed with affiliates                                                     11,240,849         3,820,000
   Securities:
       Available-for-sale (includes $885,535 and $2,075,695 pledged as collateral)           1,033,064         2,473,106
       Held-to-maturity, at cost (market value $5,131 and $10,141)                               5,118            10,107
                                                                                        ---------------------------------
           Total securities                                                                  1,038,182         2,483,213
                                                                                        ---------------------------------

   Loans, net of unearned income                                                             5,152,713         9,741,301
   Allowance for credit losses                                                                  (7,729)          (35,345)
                                                                                        ---------------------------------
       Loans, net of unearned income and allowance for credit losses                         5,144,984         9,705,956
   Interest receivable                                                                          36,407            77,491
   Accounts receivable from affiliates                                                           2,881           265,838
   Other assets                                                                                125,704            15,778
                                                                                        ---------------------------------
     Total assets                                                                         $ 17,939,412      $ 18,735,482
                                                                                        =================================

Liabilities
    Accrued expenses due to affiliates                                                    $    339,239      $    458,484
    Securities sold under agreements to repurchase from affiliates                             885,535         2,075,695
    Long-term debt                                                                           1,500,000         1,499,988
                                                                                        ---------------------------------
       Total liabilities                                                                     2,724,774         4,034,167
                                                                                        ---------------------------------
Members' Equity
     Contributed equity                                                                     13,395,436        13,395,436
     Undistributed income                                                                    1,801,675         1,298,636
     Accumulated other comprehensive income                                                     17,527             7,243
                                                                                        ---------------------------------
       Total members' equity                                                                15,214,638        14,701,315
                                                                                        ---------------------------------
         Total liabilities and members' equity                                            $ 17,939,412      $ 18,735,482
                                                                                        =================================

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Cash Flows
(Dollars in Thousands)

                                                                                             Year Ended December 31,
                                                                                ----------------------------------------------------
                                                                                     2001              2000                1999
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income before cumulative effect of accounting change                     $    505,539      $    569,493       $   1,257,141
   Reconciliation of income before cumulative effect to net cash provided by operating activities
     Gains on sales of securities                                                    (13,417)                -             (44,064)
     Gains on sales of loans                                                          (5,571)           (2,994)
     Provision for (release of) allowance for credit losses                          (21,838)            2,994                   -
     Deferred income tax expense                                                       9,908             2,454                   -
     Net decrease in interest receivable                                              41,084             2,592              47,453
     Net decrease (increase) in accounts receivable from affiliates                  262,957          (246,589)            441,485
     Net (decrease) increase in accrued expenses                                           -            (3,818)              2,885
     Net (decrease) in accrued expenses due to affiliates                           (119,245)         (119,765)            (12,374)
     Other operating activities, net                                                (116,095)              179              82,201
                                                                                ------------      ------------       -------------
           Net cash provided by operating activities                                 543,322           204,546           1,774,727
                                                                                ------------      ------------       -------------
Investing Activities
   Proceeds from maturities of securities held-to-maturity                             4,991            35,256             156,226
   Proceeds from sales and maturities of securities available-for-sale             1,456,365           555,373           5,779,228
   Purchases of securities available-for-sale                                              -          (112,378)            (50,892)
   Net  (increase) decrease in time deposits placed with affiliates               (7,420,849)        1,180,000           7,000,000
   Purchases of loans                                                                      -                 -          (2,923,376)
   Collections on loans outstanding                                                3,044,615         1,753,302           3,546,540
   Proceeds from sales of loans to affiliates                                      1,547,415           831,789                   -
                                                                                ------------      ------------       -------------
            Net cash (used in) provided by investing activities                   (1,367,463)        4,243,342          13,507,726
                                                                                ------------      ------------       -------------
Financing Activities
    Net decrease in securities sold under agreements
        to repurchase                                                             (1,190,160)         (481,827)         (6,101,296)
    Proceeds from issuance of long-term debt                                               -                 -           1,500,000
    Retirement of long-term debt                                                           -        (2,500,000)                  -
    Distribution to members                                                           (2,500)                -         (12,000,000)
                                                                                ------------      ------------       -------------
          Net cash used in financing activities                                   (1,192,660)       (2,981,827)        (16,601,296)
                                                                                ------------      ------------       -------------

Net (decrease) increase in cash and cash equivalents                              (2,016,802)        1,466,061          (1,318,843)
Cash and cash equivalents at beginning of period                                   2,367,206           901,145           2,219,988
                                                                                ------------      ------------       -------------
Cash and cash equivalents at end of period                                      $    350,405      $  2,367,206       $     901,145
                                                                                ============      ============       =============
Supplemental cash flow disclosure
    Cash paid for interest                                                      $    142,355      $    346,182       $     488,304
    Cash paid for income taxes                                                       316,872           571,890                   -


Loans transferred to foreclosed properties amounted to $11.4 million, $11.1 million and $18.2 million in 2001, 2000 and 1999 respectively. There were no material noncash assets acquired or liabilities assumed in acquistions in 2001, 2000 and 1999. There were no distribution of loans to members in 2001 and 2000. In 1999 distribution of loans to members were $120.1 million.

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Changes in Members' Equity
(Dollars in Thousands)

                                                                                     Accumulated
                                                                                        Other                           Compre-
                                                    Contributed    Undistributed    Comprehensive    Total Members'     hensive
                                                      Equity          Income       Income (Loss)(1)      Equity      Income (Loss)
-----------------------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1998                     $  24,980,572     $         -        $  220,081      $ 25,200,653
   Net income                                                -       1,257,141                 -         1,257,141     1,257,141
   Other comprehensive income                                -               -          (266,407)         (266,407)     (266,407)
                                                                                                                     -----------
   Comprehensive income                                      -               -                 -                 -   $   990,734
                                                                                                                     ===========
   Distributions                                   (11,585,136)       (534,924)                -       (12,120,060)
                                                 -----------------------------------------------------------------
Balance on December 31, 1999                        13,395,436         722,217           (46,326)       14,071,327
                                                 =================================================================
   Net income before cumulative effect of
     accounting change                                       -         569,493                 -           569,493       569,493
   Cumulative effect of change in accounting
     for income taxes                                        -           6,926                 -             6,926         6,926
   Other comprehensive income                                -               -            53,569            53,569        53,569
                                                                                                                     -----------
   Comprehensive income                                      -               -                 -                 -   $   629,988
                                                 -----------------------------------------------------------------   ===========
Balance on December 31, 2000                     $  13,395,436     $ 1,298,636        $    7,243      $ 14,701,315
                                                 =================================================================
   Net income before cumulative effect
     of accounting change                                    -         505,539                 -           505,539       505,539
   Other comprehensive income                                -               -            10,284            10,284        10,284
                                                                                                                     -----------
   Comprehensive income                                      -               -                 -                 -   $   515,823
                                                                                                                     ===========
   Distributions                                             -          (2,500)                -            (2,500)
                                                 -----------------------------------------------------------------
Balance on December 31, 2001                     $  13,395,436     $ 1,801,675        $   17,527      $ 15,214,638
                                                 =================================================================

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Certain prior period amounts have been reclassified to conform to current year classifications. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from these estimates. Significant estimates made by management are discussed in these footnotes as applicable.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, cash items in the process of collection and amounts due from affiliated banks.

Securities

Securities are classified based on management's intention on the date of purchase. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in accumulated other comprehensive income on an after tax basis.

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

Nonperforming Loans

Real estate secured consumer loans are classified as nonperforming at 90 days past due. The amount deemed to be uncollectible on real estate secured consumer loans is charged off at 180 days past due. Interest accrued but not collected is generally written off along with the principal.

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

Allowance for Credit Losses

The allowance for credit losses is management's estimate of probable incurred credit losses in the loan portfolio. Additions to the allowance for credit losses are made by charges to the provision for credit losses. Credit exposures deemed to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts are credited to the allowance for credit losses.

Main Place performs periodic and systematic detailed reviews of its loan portfolios to identify inherent risks in and to assess the overall collectibility of the portfolio. The allowance on certain homogeneous portions of the loan portfolio, which generally consist of consumer loans, is based on aggregated portfolio segment evaluations generally by loan type. Loss forecast models are utilized for these segments which consider a variety of factors including, but not limited to, historical loss experience, anticipated defaults or foreclosures based on portfolio trends, delinquencies and credit scores, and expected loss factors by loan type. Main Place has procedures in place to monitor differences between estimated and actual incurred credit losses, which include detailed periodic assessments by senior management of both individual loans and credit portfolios and the models used to estimate incurred credit losses in those portfolios.

Foreclosed Properties

Assets are classified as foreclosed properties and included in other assets upon actual foreclosure or when physical possession of the collateral is taken regardless of whether foreclosure proceedings have taken place.

Foreclosed properties are carried at the lower of the recorded amount of the loan for which the foreclosed property previously served as collateral or the fair value of the property less estimated costs to sell. Prior to foreclosure, any write downs, if necessary, are charged to the allowance for credit losses.

Subsequent to foreclosure, gains or losses on the sale of and losses on the periodic revaluation of foreclosed properties are credited or charged to expense. Net costs of maintaining and operating foreclosed properties are expensed as incurred.

Securities Sold Under Agreements To Repurchase

Securities sold under agreements to repurchase are with affiliates and are treated as collateralized financing transactions and are recorded at the amounts at which the securities were sold. (see Note 5 - Affiliate Transactions)

Income Taxes

Main Place is classified as a single-member LLC and, as such, is disregarded as an entity separate from its owners for income tax purposes. Main Place has become aware that the predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements, and has concluded that is a more informative presentation than pro-forma disclosures. Accordingly, effective January 1, 2000, Main Place recognized through a cumulative effect adjustment, deferred tax assets and liabilities determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", and the accompanying financial statements include an income tax provision for the years ended December 31, 2001 and 2000. (see Note 7)

There are two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the applicable period. Balance sheet amounts of deferred taxes are recognized on the temporary differences between the basis of assets and liabilities as measured by tax laws and their basis as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods.

Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be recognized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

Recently Issued Accounting Pronouncement

In 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", Statement of Financial Accounting Standards No. 143, "Accounting for Assets Retirement Obligations" and Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Main Place does not expect the adoption of these pronouncements to have a material impact on its results of operations or financial condition.

Note 3 - Securities

The amortized cost and market values of available-for-sale securities at December 31 were (dollars in thousands):

                                              2001
                 -------------------------------------------------------------
                                    Gross           Gross
                  Amortized       Unrealized      Unrealized        Market
                    Cost            Gains           Losses          Value
                 --------------  -------------  ---------------  -------------
Mortgage-backed
  securities       $ 1,005,244       $ 28,350       $   (530)      $ 1,033,064
                 ==============  =============  ===============  =============

                                              2000
                 -------------------------------------------------------------
                                    Gross            Gross
                    Amortized     Unrealized       Unrealized        Market
                      Cost          Gains            Losses          Value
                 --------------  -------------  ---------------  -------------
Mortgage-backed
  securities       $ 2,461,610       $ 16,283       $ (4,787)      $ 2,473,106
                 ==============  =============  ===============  =============

The amortized cost and market values of held-to-maturity securities at December 31 were (dollars in thousands):

                                               2001
                   -------------------------------------------------------------
                                      Gross           Gross
                    Amortized       Unrealized      Unrealized        Market
                      Cost            Gains           Losses          Value
                   --------------  -------------  ---------------  -------------

Mortgage-backed
  securities         $    5,118        $    17        $     (4)      $     5,131
                   ==============  =============  ===============  =============

                                                2000
                   -------------------------------------------------------------
                                      Gross            Gross
                      Amortized     Unrealized       Unrealized        Market
                        Cost          Gains            Losses          Value
                   --------------  -------------  ---------------  -------------

Mortgage-backed
   securities        $   10,107        $    34        $      -       $    10,141
                   ==============  =============  ===============  =============

Gains of approximately $13.4 million and $44.1 million were realized on sales of available-for-sale securities during 2001 and 1999, respectively. No gains or losses on sales of securities were recognized during 2000.

The expected maturities of held-to-maturity and available-for-sale securities at December 31, 2001, are summarized in the following tables (dollars in thousands). Actual maturities may differ from contractual maturities or maturities shown below since borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                             Available-for-Sale Securities
                                                             -----------------------------


                                                                                                Net
                                                 Amortized               Market             Unrealized
                                                    Cost                 Value                 Gains
                                              ---------------       ---------------      ---------------
Due in one year or less                          $    80,263           $    83,185           $    2,922
Due after one year through five years                    353                   362                    9
Due after five years through ten years               161,551               166,907                5,356
Due after ten years                                  763,077               782,610               19,533
                                              ---------------       ---------------      ---------------
                                                 $ 1,005,244           $ 1,033,064           $   27,820
                                              ===============       ===============      ===============

                                                 Held-to-Maturity Securities
                                                 ---------------------------

                                                                            Net
                                             Amortized      Market       Unrealized
                                               Cost         Value          Gains
                                           ------------  -----------    ------------
Due in one year or less                    $       -     $        -      $      -
Due after one year through five years            392            392             -
Due after five years through ten years         3,824          3,840            16
Due after ten years                              902            899            (3)
                                           ---------     ----------      --------
                                           $   5,118     $    5,131      $     13
                                           =========     ==========      ========

Note 4 - Loans

The following table presents the composition of loans at December 31 (dollars in thousands):

                                                     2001              2000
-------------------------------------------------------------------------------

Residential mortgage .........................   $ 5,149,783       $ 9,737,355
Commercial real estate .......................         2,930             3,946
                                                 -----------       -----------
    Total loans, net of unearned income ......   $ 5,152,713       $ 9,741,301
                                                 ===========       ===========


Mortgage loans collateralizing mortgage-backed bonds (as described in Note 6) were comprised of the following at December 31 (dollars in thousands):

                                                     2001              2000
--------------------------------------------------------------------------------

Adjustable-rate ..............................   $ 1,892,016      $  1,760,555
Fixed-rate ...................................       482,821           457,479
                                                 -----------      ------------
   Total mortgage loans ......................   $ 2,374,837      $  2,218,034
                                                 ===========      ============


Transactions in the allowance for credit losses for the years ended December 31 were as follows (dollars in thousands):

                                                                            2001        2000        1999
----------------------------------------------------------------------------------------------------------
Balance, January 1 ..................................................   $  35,345    $ 35,988   $  37,599
Net loans charged off ...............................................        (207)       (643)     (1,611)
Allowance for loans sold ............................................      (5,571)     (2,994)
Provision for (release of) allowance for credit losses ..............     (21,838)      2,994           -
                                                                        ---------    --------   ---------
Balance, December 31 ................................................   $   7,729    $ 35,345   $  35,988
                                                                        =========    ========   =========

Main Place had $23.5 million of nonperforming loans at December 31, 2001 and $63.3 million at December 31, 2000. Foreclosed properties at December 31, 2001, were $5.3 million compared to $6.6 million at December 31, 2000.

Note 5 - Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. Main Place had $11.2 billion and $3.8 billion of time deposits placed with the Parent for the years ended December 31, 2001 and 2000, respectively. Interest income on time deposits placed with the Parent for the years ended December 31, 2001, 2000 and 1999 was $259.4 million, $302.5 million and $371.1 million, respectively.

At December 31, 2001 and 2000, Main Place had $2.9 million and $265.8 million, respectively, of accounts receivable from affiliates. These receivables are related to sales of loans to the Parent, mortgage payments and securities principal and interest payments in process of collection, which generally clear within 30 days.

At December 31, 2001 and 2000, Main Place had $885.5 million and $2.1 billion, respectively, of U.S. government securities sold under agreements to repurchase from the Parent and Banc of America Securities LLC, a wholly-owned subsidiary of the Corporation, which mature on demand. Interest expense on these securities for the years ended December 31, 2001, 2000 and 1999 was $70.9 million, $143.1 million and $289.8 million, respectively. At December 31, 2001, both the carrying amount and the market value of the underlying securities sold under these repurchase agreements were $885.5 million. At December 31, 2001, the interest rate on the $885.5 million repurchase liability was 4.25 percent.

Main Place has entered into agreements with the Parent for the servicing and administration of its mortgage loan portfolio. Servicing fees paid to the Parent approximated $24.4 million, $25.4 million and $23.3 million for the years ended December 31, 2001, 2000 and 1999, respectively, and are included in "Other operating expenses" on the accompanying statement of income. Servicing fees are based on actual collections on loans.

From time to time, Main Place purchases certain mortgage loans originated by the Parent. Main Place purchased no loans from the Parent during 2001 or 2000. Main Place purchased $2.9 billion of loans from the Parent for the year ended December 31, 1999. Purchases or sales of loans between Main Place and the Parent are at book value, excluding any related allowance for loan loss.

Accrued expenses due to affiliates as of December 31, 2001 and 2000 were $339.2 million and $458.5 million, respectively, composed primarily of income tax payable to the Parent of $325.4 million and $338.9 million, respectively.

During the years ended December 31, 2001and 2000, Main Place sold $1.5 billion and $831.8 million of mortgage loans to the Parent, respectively. During the year ended December 31, 1999, Main Place distributed $120.1 million of loans to members. Gains on sales of loans sold to the Parent for the years ended December 31, 2001 and 2000 were $5.6 million and $2.9 million, respectively. No gains or losses were recorded on these transactions during 1999.

There were no securities purchased from the Parent during the years ended December 31, 2001 and 1999. During the year ended December 31, 2000, Main Place purchased $112.4 million of securities from the Parent.

Note 6 - Long-Term Debt

In April 1999, the Securities and Exchange Commission declared effective Main Place's shelf registration statement ("Registration Statement") providing an additional $5 billion of capacity for issuance of mortgage-backed bonds ("Bonds"). Bonds have been issued under this as well as previously effective registration statements. The Bonds, which were issued in series pursuant to separate indentures, are generally subject to the following terms. The Bonds, collateralized primarily by mortgage loans on 1-to-4 family dwellings, are obligations solely of Main Place. The Bonds are not prepayable at the option of Main Place, but are subject to redemption in whole or in part under certain circumstances. Under the terms of an indenture relating to each series of Bonds, Main Place must maintain a minimum amount of eligible collateral, which is determined on a discounted basis and may consist of mortgage loans, certain U.S. agency mortgage pass-through certificates, U.S. government securities and cash held by a trustee (the "Trustee"). The types, characteristics and permitted amounts of eligible collateral are subject to change from time to time without the consent of the bondholders if such changes would not adversely affect the ratings assigned to the Bonds. In the event such collateral requirements are not met with respect to any series, Main Place must provide additional or substitute mortgage loans or other acceptable collateral with respect to such series to meet the required amounts of eligible collateral and/or repurchase Bonds in an amount sufficient to meet collateral requirements. If sufficient eligible collateral is not supplied and/or sufficient Bonds are not repurchased, Main Place must redeem a portion of the outstanding Bonds of such series such that the existing amount of the eligible collateral meets the collateral requirements of the indenture relating to the Bonds of such series that remain outstanding after the redemption. In the event Main Place should fail to comply and two thirds of bondholders not waive the default event, the Trustee is provided certain remedies on behalf of the bondholders which may include liquidation of the pledged collateral. As of December 31, 2001, Main Place had the authority to issue approximately $3.5 billion of securities under its existing shelf registration statement.

The following table displays the primary terms of Main Place's 1999-1 mortgage-backed bonds at December 31, 2001 (dollars in thousands):

                                                                            Series
                                                                            1999-1
                                                                           (Issued
                                                                          May 1999)
------------------------------------------------------------------------------------
Amount issued ........................................................    $1,500,000
Reference rate .......................................................  3-mo.  LIBOR
                                                                             +12 bps

Period-end interest rate .............................................        2.250%
Maturity .............................................................          2002
Mortgage loans and cash collateralizing mortgage-backed bonds:
     Collateral - book value .........................................    $2,534,864
     Collateral - discounted value ...................................    $2,070,423
     Collateral - approximate amount exceeding
          minimum indenture requirements .............................      $487,923


On March 25, 2000, Main Place repaid its obligations of $1.0 billion on the Series 1997-1 mortgage-backed bonds. On October 25, 2000, Main Place repaid its obligations of $1.5 billion on the Series 1995-2 mortgage-backed bonds.

Note 7 - Income Taxes

Due to Main Place's status as discussed in Note 2, current and deferred income tax expense is presented below on an actual and pro-forma basis for 2001, 2000, and 1999. The components of actual and pro-forma income tax expense for the years ended December 31, 2001, 2000 and 1999 were as follows (dollars in thousands):

                                                           Actual       Actual       Pro-Forma
                                                         ----------   ----------    ----------
                                                            2001         2000          1999
--------------------------------------------------------------------------------    ----------
Current - expense
     Federal                                             $  273,845   $  316,642    $  439,035
     State                                                   19,563       22,636        31,244
                                                         ----------   ----------    ----------
                                                            293,408      339,278       470,279
                                                         ----------   ----------    ----------
Deferred - (benefit)/expense
     Federal                                                  9,480        2,393       (12,628)
     State                                                      428           61          (492)
                                                         ----------   ----------    ----------
                                                              9,908        2,454       (13,120)
                                                         ----------   ----------    ----------
     Total income tax expense                            $  303,316   $  341,732    $  457,159
                                                         ==========   ==========    ==========

A reconciliation of the expected federal income tax expense, based on the federal statutory rate of 35 percent for 2001, 2000 and 1999, to the actual income tax expense for the years ended December 31, 2001, 2000 and 1999, is as follows (dollars in thousands):

                                                           Actual       Actual       Pro-Forma
                                                         ----------   ----------    ----------
                                                            2001         2000          1999
--------------------------------------------------------------------------------    ----------
Expected federal tax expense                             $  283,099   $  318,929    $  439,999
Increase (decrease) in taxes resulting from
     State tax expense, net of federal benefit               13,144       14,774        19,816
     Other                                                    7,073        8,029        (2,656)
                                                         ----------   ----------    ----------
     Total income tax expense                            $  303,316   $  341,732    $  457,159
                                                         ==========   ==========    ==========

Significant components of Main Place's actual deferred tax assets and (liabilities) on December 31, 2001 and 2000 are as follows (dollars in thousands):

                                                           Actual       Actual
                                                         ----------   ---------
                                                            2001         2000
-------------------------------------------------------------------------------
Deferred tax liabilities
     Securities available for sale                       $  (10,293)  $  (4,253)
     Discount Accretion                                      (1,440)     (2,102)
     Other, net                                              (6,598)     (6,142)
                                                         ----------   ---------

          Gross deferred tax liabilities                    (18,331)    (12,497)
                                                         ----------   ---------

Deferred tax assets
     Allowance for credit losses                              2,831      12,945
                                                         ----------   ---------
          Gross deferred tax assets                           2,831      12,945
                                                         ----------   ---------

Net deferred tax assets/(liabilities)                    $  (15,500)  $     448
                                                         ==========   =========


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

Short-Term Financial Instruments

The carrying value of short-term financial instruments, including cash and cash equivalents, repurchase agreements, accounts receivable from affiliates, interest receivable and time deposits placed with affiliates, approximates the fair value. These financial instruments generally expose Main Place to limited credit risk, have no stated maturities or have maturities of less than 30 days and carry interest rates which approximate market.

Loans

Fair values were estimated for the loans based on type of loan and maturity. The fair value of loans was determined by discounting estimated cash flows using interest rates approximating the December 31, 2001 origination rates of the Corporation and its affiliates for similar loans and using credit factors. Contractual cash flows for residential mortgage loans were adjusted for estimated prepayments using published industry data. Where quoted market prices were available, such market prices were utilized as estimates of fair value.

Long-Term Debt

The Series 1999-1 mortgage-backed bonds are variable rate instruments and the fair value approximated book value at December 31, 2001 and 2000.

Held-to-Maturity and Available-for-Sale Securities

The carrying value of held-to-maturity and available-for-sale securities approximates the fair value. (see Note 3)


The book and fair values of financial instruments for which book and fair value differed on December 31 were (dollars in thousands):

                                                       2001                     2000
                                              -------------------------------------------------
                                                 Book        Fair        Book         Fair
                                                Value        Value       Value        Value

-----------------------------------------------------------------------------------------------
Financial assets
   Loans, net of unearned income ........  $ 5,152,713   $ 5,292,894  $ 9,741,301   $ 9,779,541

                      Report of Independent Accountants on
                          Financial Statement Schedule



To the Members of Main Place Funding, LLC


Our audits of the financial statements referred to in our report dated February 8, 2002 also included an audit of the financial statement schedule listed in
Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 27, 2002

Main Place Funding, LLC
Schedule IV - Mortgage Loans on Real Estate
December 31, 2001 (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                                                                Principal Amount
                                                         Final                                 Carrying         of Loans Subject
                                         Interest       Maturity          Periodic             Amount of         to Delinquent
          Description                     Rate            Date          Payment Terms       Mortgage Loans   Principal/Interest/(1)/
------------------------------------------------------------------------------------------------------------------------------------
Conventional loans original balance
     $0 to $50....................   6.00%.to 10.00%     Varies     Int and prin monthly      $    50,032           $   8,768
                                                                    Number of Loans                 2,516                 366
     $50 to $100..................   6.00% to 10.00%     Varies     Int and prin monthly      $   105,557           $  16,752
                                                                    Number of Loans                 2,068                 298
     $100 to $150.................   6.00% to 10.00%     Varies     Int and prin monthly      $    62,284           $   8,836
                                                                    Number of Loans                   666                  86
     $150 to $200.................   6.00% to 10.00%     Varies     Int and prin monthly      $    38,001           $   3,298
                                                                    Number of Loans                   286                  22
     Greater than $200............   6.00% to 10.00%     Varies     Int and prin monthly      $   379,477           $   9,653
                                                                    Number of Loans                 1,792                  45

Government loans original balance
     $0 to $50....................   6.00%.to 10.00%     Varies     Int and prin monthly      $    11,068           $   1,934
                                                                    Number of Loans                   300                  51
     $50 to $100..................   6.00% to 10.00%     Varies     Int and prin monthly      $    87,370           $   9,776
                                                                    Number of Loans                 1,338                 148
     $100 to $150.................   6.00% to 10.00%     Varies     Int and prin monthly      $    34,608           $   2,652
                                                                    Number of Loans                   330                  24
     $150 to $200.................   6.00% to 10.00%     Varies     Int and prin monthly      $     5,698           $     595
                                                                    Number of Loans                    41                   4
     Greater than $200............   7.01% to 9.50%      Varies     Int and prin monthly      $       324           $       -
                                                                    Number of Loans                     1

Jumbo loans original balance
     Greater than $200............   6.00% to 10.00%     Varies     Int and prin monthly      $ 3,992,801           $  41,148
                                                                    Number of Loans                11,922                 114

Loans serviced by others..........   6.46% to 10.18%     Varies     Int and prin monthly      $   385,493           $       -
                                                                    Number of Loans                     5
------------------------------------------------------------------------------------------------------------------------------------

Total mortgage loans on
   real estate............................................................................... $ 5,152,713           $ 103,412
====================================================================================================================================

Total number of mortgage loans on
   real estate...............................................................................      21,265               1,158
====================================================================================================================================

(1)  Loans are deemed delinquent at 30 days past due.

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

2(a) Agreement of Merger merging Main Place Holdings Corporation into Main Place Holdings, LLC, dated as of October 15, 1998. (1)

2(b) Agreement and Plan of Merger between Main Place Real Estate Investment Trust and Main Place Funding, LLC, dated as of December 22, 1998.(1)

3(a) Limited Liability Company Agreement of Main Place Holdings, LLC, dated as of October 15, 1998. (1)

3(b) Amended and Restated Limited Liability Company Agreement of Main Place Funding, LLC, dated as of December 14, 1998. (1)

4(a) Indenture of Trust dated as of October 31, 1995, between Main Place Funding Corporation and First Trust National Association, pursuant to which Main Place Funding Corporation issued Mortgage-Backed Bonds, Series 1995-2. (incorporated by reference from the Form 8-K previously filed on October 31, 1995)

4(b) First Supplemental Indenture of Trust dated as of November 1, 1996 to Indenture of Trust dated as of October 31, 1995 between Main Place Funding Corporation and First Trust National Association, as Trustee. (incorporated by reference from the Form 10-Q previously filed on November 14, 1996)

4(c) Indenture of Trust dated as of March 18, 1997, between Main Place Funding Corporation and First Trust National Association, as Trustee. (incorporated by reference from the Form 10-Q previously filed on May 13, 1997)

4(d) Second Supplemental Indenture of Trust, dated as of December 23, 1998, between Main Place Funding, LLC and U.S. Bank Trust National Association, as Trustee, in connection with the Indenture of Trust dated as of October 31, 1995. (1)

4(e) First Supplemental Indenture of Trust, dated as of December 23, 1998, between Main Place Funding, LLC and U.S. Bank Trust National Association, as Trustee, in connection with the Indenture of Trust dated as of March 18, 1997. (1)

4(f) Indenture of Trust dated as of May 25, 1999, between Main Place Funding, LLC and U.S. Bank National Association, as Trustee. (incorporated by reference from the Form 8-K filed on May 25,
                1999)

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


(1) Incorporated by reference from the Form 10-K previously filed on March 31, 2001