Form 10-Q
period 2002-03-31
MAIN PLACE FUNDING LLC
filed 2002-05-15
CIK 927627

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark one)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

On May 15, 2002, there were no shares of common stock outstanding. As of May 15, 2002, members' interests consisted of ownership percentages of 99 percent and 1 percent for Bank of America, N.A. and Main Place Trust, respectively.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Main Place Funding, LLC
March 31, 2002 Form 10-Q

Index
                                                                                              Page
                                                                                              ----
Part I.  Financial Information

Item 1.  Financial Statements

         Statement of Income for the Three Months Ended March 31, 2002 and 2001                  3

         Balance Sheet as of March 31, 2002 and December 31, 2001                                4

         Statement of Cash Flows for the Three Months Ended
         March 31, 2002 and 2001                                                                 5

         Statement of Changes in Members' Equity for the
         Three Months Ended March 31, 2002 and 2001                                              6

         Notes to Financial Statements                                                           7

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                                                11

Part II. Other Information

Item 1.  Legal Proceedings (nothing to report)

Item 5.  Other Events (nothing to report)

Item 6.  Exhibits and Reports on Form 8-K                                                       11

Signature                                                                                       12

Index to Exhibits                                                                               13

         -Exhibit 12 Ratio of Earnings to Fixed Charges                                         14

Part I.  FINANCIAL INFORMATION


Item 1. Financial Statements

Main Place Funding, LLC
Statement of Income
(Dollars in Thousands)

                                                                    Three Months
                                                                   Ended March 31
                                                              -----------------------
                                                                  2002        2001
-------------------------------------------------------------------------------------
Income
   Interest and fees on loans                                 $    78,837 $   171,632
   Interest on securities                                           9,529      40,127
   Gains on sale of securities                                     10,358           -
   Interest on time deposits placed                                49,771      57,541
                                                              -----------------------
       Total income                                           $   148,495 $   269,300
                                                              -----------------------

Expenses
   Interest on securities sold under agreements to repurchase      $1,747 $    28,682
   Interest on long-term debt                                       8,287      24,563
   Provision for credit losses                                         97           -
   Other operating expenses                                         4,424       6,852
                                                              -----------------------
       Total expenses                                         $    14,555 $    60,097
                                                              -----------------------
   Income before income taxes                                     133,940     209,203
   Income tax expense                                              48,218      78,456
                                                              -----------------------
   Net income                                                 $    85,722 $   130,747
                                                              =======================

See accompanying notes to financial statements.

Main Place Funding, LLC
Balance Sheet
(Dollars in Thousands)
                                                                                     March 31    December 31
                                                                                       2002          2001
------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                      $    422,529  $    350,405
   Time deposits placed with affiliates                                             12,417,905    11,240,849
   Securities:
       Available-for-sale ( includes $273,311 and $885,535 pledged as collateral)      388,456     1,033,064
       Held-to-maturity at cost (market value $3,929 and $5,131)                         3,906         5,118
                                                                                  --------------------------
           Total securities                                                            392,362     1,038,182
                                                                                  --------------------------

   Loans, net of unearned income                                                     4,175,254     5,152,713
   Allowance for credit losses                                                          (7,555)       (7,729)
                                                                                  --------------------------
       Loans, net of unearned income and allowance for credit losses                 4,167,699     5,144,984
   Interest receivable                                                                  25,631        36,407
   Accounts receivable from affiliates                                                   3,218         2,881
   Other assets                                                                          6,317       125,704
                                                                                  --------------------------
     Total assets                                                                 $ 17,435,661  $ 17,939,412
                                                                                  ==========================

Liabilities
    Accrued expenses due to affiliate                                             $    373,812  $    339,239
    Securities sold under agreements to repurchase from affiliates                     273,311       885,535
    Long-term debt                                                                   1,500,000     1,500,000
                                                                                  --------------------------
       Total liabilities                                                             2,147,123     2,724,774
                                                                                  --------------------------
Members' Equity
     Contributed equity                                                             13,395,436    13,395,436
     Undistributed income                                                            1,887,397     1,801,675
     Accumulated other comprehensive income                                              5,705        17,527
                                                                                  --------------------------
       Total members' equity                                                        15,288,538    15,214,638
                                                                                  --------------------------
         Total liabilities and members' equity                                    $ 17,435,661  $ 17,939,412
                                                                                  ==========================

See accompanying notes to financial statements.

Main Place Funding, LLC
Statement of Cash Flows
(Dollars in Thousands)

                                                                                     Three Months Ended
                                                                                          March 31
                                                                                ----------------------------
                                                                                    2002            2001
------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                                   $    85,722     $   130,747
   Reconciliation of net income to net cash provided by operating activities
     Gain on Sale of Securities                                                     (10,358)              -
     Provision for credit losses                                                         97               -
     Amortization/Accretion of securities-available-for-sale                           (420)         12,839
     Deferred income tax benefit                                                       (117)            (93)
     Net decrease  in interest receivable                                            10,776           4,829
     Net (increase) decrease in accounts receivable from affiliates                    (337)        253,082
     Net increase in accrued expenses                                                     -           1,724
     Net increase (decrease) in accrued expenses due to affiliates                   34,573         (19,216)
     Other operating activities, net                                                135,952         (16,263)
                                                                                ------------    ------------
           Net cash provided by operating activities                                255,888         367,649
                                                                                ------------    ------------

Investing Activities
   Proceeds from maturities of securities held-to-maturity                            1,212             966
   Proceeds from sales and maturities of securities available-for-sale              626,264         136,903
   Net increase in time deposits placed with affiliates                          (1,177,056)     (2,155,000)
   Collections of loans outstanding                                                 722,254         487,398
   Proceeds from sales of loans to affiliates                                       255,786          10,931
                                                                                ------------    ------------
            Net cash provided by (used in) investing activities                     428,460      (1,518,802)
                                                                                ------------    ------------

Financing Activities
    Net decrease in securities sold under agreements
        to repurchase                                                              (612,224)        (78,931)
                                                                                ------------    ------------
          Net cash used in financing activities                                    (612,224)        (78,931)
                                                                                ------------    ------------

Net increase (decrease) in cash and cash equivalents                                 72,124      (1,230,084)
Cash and cash equivalents at beginning of period                                    350,405       2,367,206
                                                                                ------------    ------------
Cash and cash equivalents at end of period                                      $   422,529     $ 1,137,122
                                                                                ============    ============

See accompanying notes to financial statements.

Main Place Funding, LLC
Statement of Changes in Members' Equity
(Dollars in Thousands)


                                                               Accumulated
                                                                 Other             Total          Compre-
                                 Contributed   Undistributed  Comprehensive       Members'        hensive
                                   Equity         Income      Income (Loss)(1)     Equity       Income (Loss)
-------------------------------------------------------------------------------------------------------------

Balance on December 31, 2000     $13,395,436    $1,298,636       $  7,243        $14,701,315
   Net income                                      130,747                           130,747     $  130,747
   Other comprehensive income                                      22,544             22,544         22,544
                                                                                                 ----------
   Comprehensive income                                                                          $  153,291
                                 ------------------------------------------------------------    ==========
Balance on March 31, 2001        $13,395,436    $1,429,383       $ 29,787        $14,854,606
                                 ============================================================

Balance on December 31, 2001     $13,395,436    $1,801,675       $ 17,527        $15,214,638
   Net income                                       85,722                            85,722     $   85,722
   Other comprehensive loss                                       (11,822)           (11,822)       (11,822)
                                                                                                 ----------
   Comprehensive income                                                                          $   73,900
                                 ------------------------------------------------------------    ==========
Balance on March 31, 2002        $13,395,436    $1,887,397       $  5,705        $15,288,538
                                 ============================================================

(1) Changes in Accumulated Other Comprehensive Income (Loss) includes after- tax net unrealized gains (losses) on securities available for sale.

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

 Note 2 - Accounting Policies

The information contained in the financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period classifications. Accounting policies followed in the presentation of interim financial results are presented in Note 2 on pages 12 to 14 of the Annual Report on Form 10-K for the year ended December 31, 2001.

Note 3 - Loans

The following table presents the composition of loans (dollars in thousands):


                                          March            December 31
                                           2002               2001
    ------------------------------------------------------------------

    Residential mortgage                $4,172,929          $5,149,783
    Commercial real estate                   2,325               2,930
                                        ------------------------------
        Total loans                     $4,175,254          $5,152,713
                                        ------------------------------



Mortgage loans collateralizing mortgage-backed bonds were comprised of the following (dollars in thousands):

                                         March 31          December 31
                                           2002               2001
    ------------------------------------------------------------------

    Adjustable-rate                     $1,698,549          $1,892,016
    Fixed-rate                             445,205             482,821
                                        ------------------------------
       Total mortgage loans             $2,143,754          $2,374,837
                                        ------------------------------

Transactions in the allowance for credit losses were as follows (dollars in thousands):

                                                  Three Months
                                                 Ended March 31
                                               ------------------
                                                2002        2001
-----------------------------------------------------------------
Balance on January 1                           $7,729     $35,345
Loans charged off                                (271)        (86)
Recoveries of loans previously charged off          -           -
Provision for credit losses                        97           -
                                               ------------------
Balance on March 31                            $7,555     $35,259
                                               ------------------




Main Place had $21.3 million of nonperforming loans on March 31, 2002 compared to $23.5 million on December 31, 2001. Foreclosed properties on March 31, 2002 totaled $4.8 million compared to $5.3 million on December 31, 2001. During the fourth quarter of 2001, Main Place made an adjustment of $21.8 million to the allowance for credit losses due to the decline in the averaage balance of the loan portfolio throughout 2001.

Note 4 - Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent in the form of time deposits. Interest income on time deposits for the three months ended March 31, 2002 and 2001 was $49.8 million and $57.5 million, respectively. As of March 31, 2002 and December 31, 2001, Main Place had $12.4 billion and $11.2 billion, respectively, of time deposits placed with the Parent.

At March 31, 2002, Main Place had $3.2 million accounts receivable outstanding from affiliates of the Coporation compared to $2.9 million at December 31, 2001. These receivables are related to mortgage payments and securities principal and interest payments in process, which generally clear within 30 days.

At March 31, 2002 and December 31, 2001, Main Place had $273.3 million and $885.5 million, respectively, of U.S. government securities sold under agreements to repurchase from the Parent and Banc of America Securities LLC, a wholly-owned subsidiary of the Corporation, which mature on demand. Interest expense on securities sold under agreements to repurchase for the three months ended March 31, 2002 was $1.7 million compared to $28.7 million, for the same period in 2001.

Gross gains of approximately $10.4 million were realized on sales of available-for-sale securities during the three months ended March 31, 2002. No gains or losses were recognized for the same period in 2001.

Main Place has entered into agreements with the Parent for the servicing and administration of its mortgage portfolio. Servicing fees paid to the Parent approximated $4.0 million and $6.6 million for the three months ended March 31, 2002 and 2001, respectively, and are included in "Other operating expenses" on the accompanying statement of income. Servicing fees are based on actual collections on loans.

From time to time, Main Place purchases certain mortgage loans originated by the Parent. Main Place purchased no loans from the Parent during the three months ended March 31, 2002 and 2001. During the three months ended March 31, 2002, Main Place sold $255.8 million of mortage loans to the Parent compared to $10.9 billion for the three months ended March 31, 2001. Purchases or sales of loans between Main Place and the Parent are at book value, excluding any related allowance for loan loss, no gains or losses were recorded on these transactions.

Accrued expenses due to affiliates as of March 31, 2002 and December 31, 2001 were $373.8 million and $339.2 million respectively, composed primarily of income tax payable to the Parent of $372.0 million and $325.4 million, respectively.

Note 5 - Long-Term Debt

In April 1999, the Securities and Exchange Commission declared effective Main Place's shelf registration statement ("Registration Statement") providing an additional $5 billion of capacity for issuance of mortgage-backed bonds ("Bonds"). Bonds have been issued under this as well as previously effective registration statements. The Bonds, which were issued in series pursuant to separate indentures, are generally subject to the following terms. The Bonds, collateralized primarily by mortgage loans on 1-to-4 family dwellings, are obligations solely of Main Place. The Bonds are not prepayable at the option of Main Place, but are subject to redemption in whole or in part under certain circumstances. Under the terms of an indenture relating to each series of Bonds, Main Place must maintain a minimum amount of eligible collateral, which is determined on a discounted basis and may consist of mortgage loans, certain U.S. agency mortgage pass-through certificates, U.S. government securities and cash held by a trustee (the " Trustee"). The types, characteristics and permitted amounts of eligible collateral are subject to change from time to time without the consent of the bondholders if such changes would not adversely affect the ratings assigned to the Bonds. In the event such collateral requirements are not met with respect to any series, Main Place must provide additional mortgage loans or other acceptable collateral with respect to such series to meet the required amounts of eligible collateral and/or repurchase Bonds in an amount sufficient to meet collateral requirements. If sufficient eligible collateral is not supplied and/or sufficient Bonds are not repurchased, Main Place must redeem a portion of the outstanding Bonds of such series such that the existing amount of the eligible collateral meets the collateral requirements of the indenture relating to the Bonds of such series that remain outstanding after the redemption. In the event that Main Place should fail to comply and two thirds of bondholders not waive the default event, the Trustee is provided the pledged collateral. As of March 31, 2002, Main Place had the authority to issue approximately $3.5 billion of securities under its existing shelf registration statement.

The following table displays the primary terms of Main Place's 1999-1 mortgage-backed bond as of March 31, 2002 (dollars in thousands):


                                                                    Series
                                                                    1999-1
                                                                   (Issued
                                                                   May 1999)
                                                                  ----------

Amount issued                                                     $1,500,000
Reference rate                                                   3-mo. LIBOR
                                                                      +12bps
Period-end interest rate                                             2.0300%
Maturity                                                        May 28, 2002
Mortgage loans and cash collateralizing mortgage-backed bonds:
     Collateral - book value                                      $2,158,686
     Collateral - discounted value                                 1,721,195
     Collateral - approximate amount exceeding
          minimum indenture requirements                             138,695


Interest expense on the Series 1999-1 mortgage-backed bond for the three months ended March 31, 2002 was $8.3 million, compared to $24.6 million for the same period in 2001.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Total net income was $85.7 million and $130.7 million for the first quarter of 2002 and 2001, respectively. The decrease primarily resulted from decreases in interest income, partially offset by decreases in interest expense on long term debt, reduced funding costs associated with the repurchase agreements and gains on sales of securities.

Total income for the first quarter of 2002 was $148.5 million, representing a decrease of $120.8 million from the corresponding period in 2001. The decrease included a decline in interest and fees on loans from $171.6 million at March 31, 2001 to $78.8 million at March 31, 2002, due to a decrease of 59 basis points in average yields to 6.61 percent and a consistent reduction in the loan portfolio. Interest income from the securities portfolio also declined $30.6 million, resulting primarily from a reduction of $1.8 billion in the average balance of the securities portfolio. The decrease in total income also includes declines in interest on time deposits placed of $7.8 million, resulting from a reduction of 390 basis points in average yields to 1.71 percent. Total income for the first quarter of 2002 also includes $10.4 million in gains on sales of available-for-sale securities.

Total expenses (excluding income taxes) for the first quarter of 2002 were $14.6 million, representing a decrease of $45.5 million compared to 2001. The decrease includes a decline in interest expense on securities sold under agreements to repurchase of $26.9 million, resulting from a reduction of $1.6 billion in average borrowings, and a 416 basis point decrease in interest rates to 1.55 percent. Interest expense on long-term debt for the first quarter of 2002 decreased $16.3 million to $8.3 million, compared to the same period in 2001. This decrease resulted from a 434 basis point decrease in average rates to 2.21 percent.

In the first quarter of 2002, Main Place recorded a $97 thousand provision credit losses. Nonperforming loans decreased $2.2 million to $21.3 million at March 31, 2002 from $23.5 million at December 31, 2001. Future economic conditions and changes in the loan portfolio may increase nonperforming loans and, accordingly, the level of the allowance for credit losses. The nature of the process by which Main Place determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After a review of all relevant matters affecting loan collectibility, management believes that the allowance for credit losses is appropriate given its analysis of estimated incurred credit losses at March 31, 2002.

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


Date: May 15, 2002                    ________________________

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