Form 10-Q
period 2002-06-30
MAIN PLACE FUNDING LLC
filed 2002-08-14
CIK 927627

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2002

                                       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from         to
                                     -------    -------

                        Commission File Number 333-74817

                             MAIN PLACE FUNDING, LLC
             (Exact name of registrant as specified in its charter)

Delaware                                        57-0236115
--------                                        ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)

                   100 North Tryon Street, Charlotte, NC 28255
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (704) 388-7436
                                 ---------------
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

On August 14, 2002, there were no shares of common stock outstanding. As of August 14, 2002, members' interests consisted of ownership percentages of 99 percent and 1 percent for Bank of America, N.A. and Main Place Trust, respectively.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Main Place Funding, LLC
June 30, 2002 Form 10-Q

Index                                                                     Page

Part I.  Financial Information

Item 1.  Financial Statements

         Statement of Income for the Three and Six Months Ended
         June 30, 2002 and 2001                                              3

         Balance Sheet as of  June 30, 2002 and December 31, 2001            4

         Statement of Cash Flows for the Six Months Ended
         June 30, 2002 and 2001                                              5

         Statement of Changes in Members' Equity for the
         Six Months Ended June 30, 2002 and 2001                             6

         Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                            10

Part II. Other Information

Item 1.  Legal Proceedings (nothing to report)

Item 5.  Other Events (nothing to report)

Item 6.  Exhibits and Reports on Form 8-K                                   11

Signature                                                                   12

Index to Exhibits                                                           13

         -Exhibit 12 Ratio of Earnings to Fixed Charges                     14

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Main Place Funding, LLC
Statement of Income
(Dollars in Thousands)

                                                                                    Three Months                Six Months
                                                                                   Ended June 30               Ended June 30
                                                                                ---------------------     ---------------------
                                                                                2002          2001         2002         2001
-----------------------------------------------------------------------------------------------------     ---------------------

Income

   Interest and fees on loans ................................................. $ 51,887     $157,940     $130,723     $329,572

   Interest on securities .....................................................    5,638       37,753       15,167       77,880

   Interest on time deposits placed ...........................................   52,225       71,696      101,997      129,237

   Gain on sale of securities .................................................        -            -       10,358

   Release of allowance for credit losses .....................................    5,669            -        5,572            -
                                                                                ---------------------     ---------------------
     Total income .............................................................  115,419      267,389      263,817      536,689
                                                                                ---------------------     ---------------------

Expenses

   Interest on securities sold under agreements to repurchase .................    1,427       20,972        3,173       49,654

   Interest on long-term debt .................................................    7,821       19,336       16,108       43,898

   Other operating expenses ...................................................    3,029        7,486        7,455       14,338
                                                                                ---------------------     ---------------------
     Total expenses ...........................................................   12,277       47,794       26,736      107,890
                                                                                ---------------------     ---------------------
   Income before income taxes .................................................  103,142      219,595      237,081      428,799

   Income tax expense .........................................................   37,131       82,340       85,349      160,797
                                                                                ---------------------     ---------------------
     Net income ...............................................................   66,011      137,255      151,732      268,002
                                                                                =====================     =====================

See accompanying notes to financial statements.

Main Place Funding, LLC
Balance Sheet
(Dollars in Thousands)

                                                                                                     June 30         December 31
                                                                                                       2002              2001
------------------------------------------------------------------------------------------------------------------------------------
Assets

   Cash and cash equivalents                                                                          $ 2,688,843         $ 350,405

   Time deposits placed with affiliates                                                                11,703,555        11,240,849

   Securities:

       Available-for-sale (includes $251,305 and $885,535 pledged as collateral)                          346,553         1,033,064

       Held-to-maturity at cost (market value $3,227 and $5,131)                                            3,216             5,118
                                                                                               -------------------------------------

           Total securities                                                                               349,769         1,038,182
                                                                                               -------------------------------------


   Loans, net of unearned income                                                                        1,241,770         5,152,713

   Allowance for credit losses                                                                             (1,863)           (7,729)
                                                                                               -------------------------------------

       Loans, net of unearned income and allowance for credit losses                                    1,239,907         5,144,984

   Interest receivable                                                                                     10,636            36,407

   Accounts receivable from affiliates                                                                      9,348             2,881

   Other assets                                                                                             7,187           125,704
                                                                                               -------------------------------------

     Total assets                                                                                    $ 16,009,245      $ 17,939,412
                                                                                               =====================================

Liabilities

    Accrued expenses due to affiliate                                                                   $ 400,864         $ 339,239

    Securities sold under agreements to repurchase from affiliates                                        251,305           885,535

    Long-term debt                                                                                              -         1,500,000
                                                                                               -------------------------------------

       Total liabilities                                                                                  652,169         2,724,774
                                                                                               -------------------------------------

Members' Equity

     Contributed equity                                                                                13,395,436        13,395,436

     Undistributed income                                                                               1,953,407         1,801,675

     Accumulated other comprehensive income                                                                 8,233            17,527
                                                                                               -------------------------------------

       Total members' equity                                                                           15,357,076        15,214,638
                                                                                               -------------------------------------

         Total liabilities and members' equity                                                       $ 16,009,245      $ 17,939,412
                                                                                               =====================================

See accompanying notes to financial statements.

Main Place Funding, LLC
Statement of Cash Flows
(Dollars in Thousands)

                                                                                                    Six Months Ended
                                                                                                        June 30
                                                                                         ------------------------------------------
                                                                                                 2002                   2001
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities

   Net income                                                                                 $  151,732           $  268,002
   Reconciliation of net income to net cash provided by operating activities
     Gain on sale of securities                                                                  (10,358)                   -
     Release of credit losses                                                                     (5,572)                   -
     Deferred income tax (benefit) expense                                                          (672)                 691
     Net decrease  in interest receivable                                                         25,771               16,872
     Net (increase) decrease in accounts receivable from affiliates                               (6,467)             265,838
     Net increase  in accrued expenses                                                                 -                1,459
     Net increase in accrued expenses due to affiliates                                           61,625               61,467
     Other operating activities, net                                                             134,638              (17,582)
                                                                                              ----------           ----------
           Net cash provided by operating activities                                             350,697              596,747
                                                                                              ----------           ----------

Investing Activities

   Proceeds from maturities of securities held-to-maturity                                         1,902                2,549
   Proceeds from sales and maturities of securities available-for-sale                           672,434              371,534
   Purchase of securities available for sale                                                        (674)               5,144
   Net increase in time deposits placed with affiliates                                         (462,706)          (3,680,000)
   Collections of loans outstanding                                                            1,139,833            1,176,306
   Proceeds from sales of loans to affiliates                                                  2,771,182               10,931
                                                                                              ----------           ----------
            Net cash provided by (used in) investing activities                                4,121,971           (2,113,536)
                                                                                              ----------           ----------

Financing Activities

    Net decrease in securities sold under agreements                                            (634,230)            (263,989)
        to repurchase
    Retirement of long-term debt                                                              (1,500,000)
                                                                                              ----------           ----------
          Net cash used in financing activities                                               (2,134,230)            (263,989)
                                                                                              ----------           ----------

Net increase (decrease)  in cash and cash equivalents                                          2,338,438           (1,780,778)
Cash and cash equivalents at beginning of period                                                 350,405            2,367,206
                                                                                              ----------           ----------
Cash and cash equivalents at end of period                                                    $2,688,843           $  586,428
                                                                                              ==========           ==========

See accompanying notes to financial statements.

Main Place Funding, LLC
Statement of Changes in Members' Equity

(Dollars in Thousands)

                                                                                     Accumulated
                                                                                        Other             Total          Compre-
                                                     Contributed    Undistributed    Comprehensive        Members'       hensive
                                                       Equity          Income        Income (Loss)/(1)/     Equity         Income
------------------------------------------------------------------------------------------------------------------------------------

Balance on December 31, 2000 .....................  $ 13,395,436    $ 1,298,636         $  7,243         $14,701,315
   Net income ....................................                      268,002                              268,002     $ 268,002
   Other comprehensive income ....................                                        23,446             23,446        23,446
                                                                                                                         ---------
   Comprehensive income ..........................                                                                       $ 291,448
                                                    ----------------------------------------------------------------     =========
Balance on June 30, 2001 .........................  $ 13,395,436    $ 1,566,638         $ 30,689         $14,992,763
                                                    ================================================================

Balance on December 31, 2001 .....................  $ 13,395,436    $ 1,801,675         $ 17,527         $15,214,638
   Net income ....................................                      151,732                              151,732     $ 151,732
   Other comprehensive income ....................                                        (9,294)             (9,294)       (9,294)
                                                                                                                         ---------
   Comprehensive income ..........................                                                                       $ 142,438
                                                    ----------------------------------------------------------------     =========
Balance on June 30, 2002 .........................  $ 13,395,436    $ 1,953,407         $  8,233         $15,357,076
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

Note 3 - Loans

The following table presents the composition of loans (dollars in thousands):

                                                  June 30          December 31
                                                    2002              2001
  -----------------------------------------------------------------------------

  Residential mortgage......................... $1,239,731          $5,149,783
  Commercial real estate.......................      2,039               2,930
                                               --------------------------------
          Total loans.......................... $1,241,770          $5,152,713
                                               --------------------------------


Mortgage loans collateralizing mortgage-backed bonds were comprised of the following (dollars in thousands):

                                                  June 30          December 31
                                                    2002              2001
  -----------------------------------------------------------------------------

  Adjustable-rate.............................. $    9,621          $1,892,016
  Fixed-rate...................................      2,725             482,821
                                                -------------------------------
     Total mortgage loans...................... $   12,346          $2,374,837
                                                -------------------------------
Transactions in the allowance for credit losses were as follows (dollars in thousands):

                                                          Six Months
                                                         Ended June 30

                                                -------------------------------
                                                     2002              2001
-------------------------------------------------------------------------------
Balance on January 1...........................  $    7,729          $   35,345
Loans charged off..............................        (294)               (136)
Release of allowance for credit losses.........      (5,572)                  -
                                                -------------------------------
Balance on June 30............................   $    1,863          $   35,209
                                                -------------------------------


Main Place had $19.7 million of nonperforming loans on June 30, 2002 compared to $23.5 million on December 31, 2001. Foreclosed properties on June 30, 2002 totaled $3.6 million compared to $5.3 million on December 31, 2001. During the second quarter of 2002 and fourth quarter of 2001 Main Place made an adjustment to the allowance for credit losses of $5.6 million and $21.8 million, respectively, due to the decline in the average balance of the loan portfolio throughout 2002 and 2001.

Note 4 - Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent in the form of time deposits. Interest income on time deposits for the three and six months ended June 30, 2002 was $52.2 million and $102.0 million, respectively, compared to $71.7 million and $129.2 million for the same prior year periods. As of June 30, 2002 and December 31, 2001, Main Place had $11.7 billion and $11.2 billion, respectively, of time deposits placed with the Parent.

At June 30, 2002 and December 31, 2001, Main Place had $9.3 million and $2.9 million of accounts receivable outstanding from affiliates of the Corporation. These receivables are related to mortgage payments and securities principal and interest payments in process, which generally clear within 30 days.

At June 30, 2002 and December 31, 2001, Main Place had $251.3 million and $885.5 million, respectively, of U.S. government securities sold under agreements to repurchase from the Parent and Banc of America Securities LLC, a wholly-owned subsidiary of the Corporation, which mature on demand. Interest expense on securities sold under agreements to repurchase for the three and six months ended June 30, 2002 was $1.4 million and $3.2 million compared to $21.0 million and $49.7 million for the same prior year periods.

Gross gains of approximately $10.4 million were realized on sales of available-for-sale securities during the six months ended June 30, 2002. No gains or losses were recognized for the same period in 2001.

Main Place has entered into agreements with the Parent for the servicing and administration of its mortgage portfolio. Servicing fees paid to the Parent approximated $3.1 million and $7.1 million for the three and six months ended June 30, 2002, respectively, compared to $7.4 million and $14.0 million for the same periods in 2001. Servicing fees are included in "Other operating expenses" on the accompanying statement of income and are based on actual collections on loans.

From time to time, Main Place purchases certain mortgage loans originated by the Parent. Main Place purchased no loans from the Parent during the three and six months ended June 30, 2002 and 2001. During the six months ended June 30, 2002, Main Place sold $2.8 billion of mortgage loans to the Parent compared to $10.9 billion for the six months ended June 30, 2001. Purchases or sales of loans between Main Place and the Parent are at book value, excluding any related allowance for loan loss. No gains or losses were recorded on these transactions.

Accrued expenses due to affiliates as of June 30, 2002 and December 31, 2001 were $400.9 million and $339.2 million respectively, composed primarily of income tax payable to the Parent of $400.6 million and $325.9 million, respectively.

Note 5 - Long-Term Debt

In April 1999, the Securities and Exchange Commission declared effective Main Place's shelf registration statement ("Registration Statement") providing an additional $5 billion of capacity for issuance of mortgage-backed bonds ("Bonds"). Bonds have been issued under this as well as previously effective registration statements. The Bonds, which were issued in series pursuant to separate indentures, are generally subject to the following terms. The Bonds, collateralized primarily by mortgage loans on 1-to-4 family dwellings, are obligations solely of Main Place. The Bonds are not prepayable at the option of Main Place, but are subject to redemption in whole or in part under certain circumstances. Under the terms of an indenture relating to each series of Bonds, Main Place must maintain a minimum amount of eligible collateral, which is determined on a discounted basis and may consist of mortgage loans, certain U.S. agency mortgage pass-through certificates, U.S. government securities and cash held by a trustee (the "Trustee"). The types, characteristics and permitted amounts of eligible collateral are subject to change from time to time without the consent of the bondholders if such changes would not adversely affect the ratings assigned to the Bonds. In the event such collateral requirements are not met with respect to any series, Main Place must provide additional mortgage loans or other acceptable collateral with respect to such series to meet the required amounts of eligible collateral and/or repurchase Bonds in an amount sufficient to meet collateral requirements. If sufficient eligible collateral is not supplied and/or sufficient Bonds are not repurchased, Main Place must redeem a portion of the outstanding Bonds of such series such that the existing amount of the eligible collateral meets the collateral requirements of the indenture relating to the Bonds of such series that remain outstanding after the redemption. In the event that Main Place should fail to comply and two thirds of bondholders do not waive the default event, the Trustee is provided the pledged collateral. As of June 30, 2002, Main Place had the authority to issue approximately $3.5 billion of securities under its existing shelf registration statement.

Interest expense on the Series 1999-1 mortgage-backed bond for the three months and six months ended June 30, 2002 was $7.8 million and $16.1 million, compared to $19.3 million and $43.9 million for the same periods in 2001. On May 28, 2002, Main Place repaid its obligation of $1.5 billion on the Series 1999-1 mortgage-backed bond. There are no additional bonds outstanding.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Total net income for the second quarter and first six months of 2002 was $66.0 million and $151.7 million, respectively, representing decreases of $71.2 million and $1163 million from the corresponding periods in 2001. The decrease primarily resulted from decreases in interest income, partially offset by decreases in interest expense on long term debt, reduced funding costs associated with the repurchase agreements and gains on sales of securities.

Total income for the second quarter and first six months of 2002 was $115.4 million and $263.8 million, respectively, representing a decrease of $152.0 million and $272.9 million, respectively, from the corresponding periods in 2001. The decrease included a decline in interest and fees on loans of $106.1 million and $198.9 million respectively, due to the run off of the loan portfolio and a sale of $2.8 billion of loans back to the Parent. Interest income from the securities portfolio for the second quarter and first six months of 2002 declined $32.1 million million and $62.7 million, respectively, resulting primarily from a reduction of $1.8 billion in the average balance of the securities portfolio for the six months ended June 30, 2002. The net change in total income also included a decrease in interest income on time deposits placed of $19.5 million and $27.2 million for the second quarter and first six months of 2002, respectively, compared to the same periods in 2001. The changes in interest income on time deposits placed resulted from a decrease of 316 basis points in average yields, to 1.71 percent for the six months ended June 30, 2002. Total income for the first six months of 2002 also includes $10.4 million in gains on sales of available-for-sale securties. In addition, the net change in total income for the second quarter and first six months of 2002 includes release of allowance of credit losses of $5.7 million and $5.6 million, respectively.

Total expenses (excluding income taxes) for the second quarter and first half of 2002 were $12.3 million and $26.7 million, respectively, representing a decrease of $35.5 million and $81.2 million compared to the same periods in 2001. The decrease includes a decline in interest expense on securities sold under agreements to repurchase of $19.6 million and $46.5 million, respectively, resulting from a reduction of $1.6 billion in average borrowings, and a 330 basis point decrease in interest rates to 1.78 percent for the first six months ended June 30, 2002. Long-term debt interest expense for the second quarter and first half of 2002 decreased by $11.5 million and $27.8 million to $7.8 million and $16.1 million, respectively, compared to the same periods in 2001, due to the retirement of $1.5 billion of debt in May 2002, partially offset by a 313 basis point decrease in average rates to 2.72 percent for the six months ended June 30, 2002. Mortgage servicing fees, which are included in "other operating expenses", for the second quarter and first half of 2002 decreased by $4.2 million and $6.9 million, respectively, resulting from a reduction of $5.0 billion in the average loan portfolio and a 96 basis point decrease in interest rates to 6.19 percent for the first six months ended June 30, 2002.

Main Place made no provision for credit losses in the first half of 2002 and 2001 due to the decline in the average balance of the loan portfolio throughout both periods, as well as a $3.8 million decrease in nonperforming loans to $19.7 million at June 30, 2002 from $23.5 million at December 31, 2001. Future economic conditions and changes in the loan portfolio may increase nonperforming loans and, accordingly, the level of the allowance for credit losses. The nature of the process by which Main Place determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After a review of all relevant matters affecting loan collectibility, management believes that the allowance for credit losses is appropriate given its analysis of estimated incurred credit losses at June 30, 2002.

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

                                                Main Place Funding, LLC



Date: August 14, 2002                -----------------------------------
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

12                Ratio of Earnings to Fixed Charges