Form 10-Q
period 2002-09-30
MAIN PLACE FUNDING LLC
filed 2002-11-14
CIK 927627

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2002

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

On November 14, 2002, there were no shares of common stock outstanding. As of November 14, 2002, all members' interests were held by Bank of America, N.A.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

MAIN PLACE FUNDING, LLC
SEPTEMBER 30, 2002 FORM 10-Q

INDEX                                                                                PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statement of Income for the Three and Nine Months Ended
         September 30, 2002 and 2001                                                   3

         Balance Sheet as of September 30, 2002 and December 31, 2001                  4

         Statement of Cash Flows for the Nine Months Ended
         Sepember 30, 2002 and 2001                                                    5

         Statement of Changes in Members' Equity for the
         Nine Months Ended September 30, 2002 and 2001                                 6

         Notes to Financial Statements                                                 7

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                                      10

Item 4.  Controls and Procedures                                                      11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings (nothing to report)                                        12

Item 5.  Other Events                                                                 12

Item 6.  Exhibits and Reports on Form 8-K                                             13

Signature                                                                             14

Index to Exhibits                                                                     17

         Exhibit 10.1   Financial warranty agreement with Bank of America, N.A.

         Exhibit 10.2   Financial warranty agreement with Bank of America, N.A

         Exhibit 10.3   Financial warranty agreement with Bank of America, N.A

         Exhibit 12     Ratio of Earnings to Fixed Charges

         Exhibit 99.1   Certification of President pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.2   Certification of Chief Financial Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906
                        of the Sarbanes- Oxley Act of 2002

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAIN PLACE FUNDING, LLC
STATEMENT OF INCOME
(Dollars in Thousands)

                                                                          Three Months                        Nine Months
                                                                       Ended September 30                  Ended September 30
                                                               ---------------------------------   ---------------------------------
                                                                    2002              2001              2002              2001
------------------------------------------------------------------------------------------------   ---------------------------------
Income
   Interest and fees on loans ..............................   $        29,844   $       118,148   $       160,567   $       447,721
   Interest on securities ..................................             6,385            32,410            21,552           110,290
   Gain on securities sold .................................                 -            11,971            10,358            11,971
   Interest on time deposits placed ........................            58,436            73,257           160,433           202,494
   Provision for allowance for credit losses ...............               521                 -             6,093                 -
                                                               ---------------------------------   ---------------------------------
       Total income ........................................            95,186           235,786           359,003           772,476
                                                               ---------------------------------   ---------------------------------

Expenses
   Interest on securities sold under
    agreements to repurchase ...............................             1,093            15,445             4,267            65,098
   Interest on long-term debt ..............................                 -            20,545            16,108            64,443
   Other operating expenses ................................               871             5,774             8,326            20,113
                                                               ---------------------------------   ---------------------------------
       Total expenses ......................................             1,964            41,764            28,701           149,654
                                                               ---------------------------------   ---------------------------------
   Income before income taxes ..............................            93,222           194,022           330,302           622,822
   Income tax expense ......................................            33,110            72,777           118,459           233,574
                                                               ---------------------------------   ---------------------------------
   Net income ..............................................            60,112           121,245           211,843           389,248
                                                               =================================   =================================

See accompanying notes to financial statements.

MAIN PLACE FUNDING, LLC
BALANCE SHEET
(Dollars in Thousands)

                                                                                     SEPTEMBER 30       December 31
                                                                                        2002                2001
---------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                                                       $        36,771    $       350,405
   Time deposits placed with affiliates                                                 14,630,892         11,240,849
   Securities:
       Available-for-sale (includes $230,280 and $885,535 pledged as collateral)           310,268          1,033,064
       Held-to-maturity at cost (market value $2,842 and $5,131)                             2,833              5,118
                                                                                   ----------------------------------
           Total securities                                                                313,101          1,038,182
                                                                                   ----------------------------------

   Loans, net of unearned income                                                         1,085,280          5,152,713
   Allowance for credit losses                                                              (1,319)            (7,729)
                                                                                   ----------------------------------
       Loans, net of unearned income and allowance for credit losses                     1,083,961          5,144,984
   Interest receivable                                                                       7,374             36,407
   Accounts receivable from affiliates                                                           -              2,881
   Other assets                                                                              4,827            125,704
                                                                                   ----------------------------------
     Total assets                                                                  $    16,076,926    $    17,939,412
                                                                                   ==================================

LIABILITIES
     Accrued expenses due to affiliate                                             $       429,093    $       339,239
     Securities sold under agreements to repurchase from affiliates                        230,280            885,535
     Long-term debt                                                                              -          1,500,000
                                                                                   ----------------------------------
       Total liabilities                                                                   659,373          2,724,774
                                                                                   ----------------------------------
MEMBERS' EQUITY
     Contributed equity                                                                 13,395,436         13,395,436
     Undistributed income                                                                2,013,518          1,801,675
     Accumulated other comprehensive income                                                  8,599             17,527
                                                                                   ----------------------------------
       Total members' equity                                                            15,417,553         15,214,638
                                                                                   ----------------------------------
           Total liabilities and members' equity                                   $    16,076,926    $    17,939,412
                                                                                   ==================================

See accompanying notes to financial statements.

MAIN PLACE FUNDING, LLC
STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                           Nine Months Ended
                                                                                              September 30
                                                                                   ----------------------------------
                                                                                        2002               2001
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                      $       211,843    $       389,248
   Reconciliation of net income to net cash provided by operating activities
    Gain on sale of securities                                                             (10,358)                 -
   Provision for credit losses                                                              (6,093)                 -
     Deferred income tax (benefit) expense                                                    (484)               820
     Net decrease  in interest receivable                                                   29,033             34,261
     Net decrease in accounts receivable from affiliates                                     2,881            232,676
     Net decrease  in accrued expenses                                                      89,854              2,004
     Net increase in accrued expenses due to affiliates                                          -            132,529
     Other operating activities, net                                                       136,736            (12,538)
                                                                                   ---------------    ---------------
           Net cash provided by operating activities                                       453,412            779,000
                                                                                   ---------------    ---------------

INVESTING ACTIVITIES
   Proceeds from maturities of securities held-to-maturity                                   2,285              3,870
   Proceeds from sales and maturities of securities available-for-sale                     709,422          1,090,492
   Purchase of securities available for sale                                                (1,008)             4,537
   Net increase in time deposits placed with affiliates                                 (3,390,043)        (5,180,000)
   Collections of loans outstanding                                                      1,296,371          2,190,023
   Proceeds from sales of loans to affiliates                                            2,771,182          1,547,064
                                                                                   ---------------    ---------------
           Net cash provided by (used in) investing activities                           1,388,209           (344,014)
                                                                                   ---------------    ---------------

FINANCING ACTIVITIES
   Net decrease in securities sold under agreements
    to repurchase                                                                         (655,255)          (952,215)
   Retirement of long-term debt                                                         (1,500,000)
                                                                                   ---------------    ---------------
           Net cash used in financing activities                                        (2,155,255)          (952,215)
                                                                                   ---------------    ---------------

Net increase (decrease)  in cash and cash equivalents                                     (313,634)          (517,228)
Cash and cash equivalents at beginning of period                                           350,405          2,367,206
                                                                                   ---------------    ---------------
Cash and cash equivalents at end of period                                         $        36,771    $     1,849,978
                                                                                   ===============    ===============

See accompanying notes to financial statements.

STATEMENT OF CHANGES IN MEMBERS' EQUITY
(Dollars in Thousands)

                                                                               Accumulated
                                                                                  Other              Total
                                          Contributed      Undistributed      Comprehensive         Members'      Comprehensive
                                            Equity            Income         Income (Loss)/(1)/      Equity          Income
-------------------------------------------------------------------------------------------------------------------------------
Balance on December 31, 2000............$    13,395,436   $     1,298,636   $            7,243   $   14,701,315
   Net income...........................                          389,248                               389,248   $    389,248
   Other comprehensive income...........                                                18,824           18,824         18,824
                                                                                                                  ------------
   Comprehensive income.................                                                                          $    408,072
                                        -----------------------------------------------------------------------   ============
Balance on September 30, 2001.......... $    13,395,436   $     1,687,884   $           26,067   $   15,109,387
                                        =======================================================================

Balance on December 31, 2001............$    13,395,436   $     1,801,675   $           17,527   $   15,214,638
   Net income ..........................                          211,843                               211,843   $    211,843
   Other comprehensive income...........                                                (8,928)          (8,928)        (8,928)
                                                                                                                  ------------
   Comprehensive income.................                                                                          $    202,915
                                        -----------------------------------------------------------------------   ============
Balance on Septembr 30, 2002............$    13,395,436   $     2,013,518   $            8,599   $   15,417,553
                                        =======================================================================

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

Bank of America, N.A. holds a 100 percent membership interest in Main Place. Main Place is also considered a single-member LLC under current tax law. Main Place issues and sells mortgage-backed bonds and acquires, owns, holds and pledges the related mortgage notes and other assets serving as collateral in connection therewith. Beginning in the fourth quarter of 2002, Main Place also expects to issue certain financial warranty agreements in favor of third parties for a fee.

On August 15, 2002, Main Place Trust, a Delware business trust was liquidated into Bank of America, N.A.

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

NOTE 3 - LOANS

The following table presents the composition of loans (dollars in thousands):

                                           SEPTEMBER 30   December 31
                                              2002           2001
---------------------------------------------------------------------
Residential
 mortgage.............................     $  1,083,732   $ 5,149,783
Commercial real
 estate...............................            1,548         2,930
                                           --------------------------
    Total                                  $  1,085,280   $ 5,152,713
                                           ==========================

Transactions in the allowance for credit losses were as follows (dollars in thousands):

                                                 Nine Months
                                              Ended September 30
                                           --------------------------
                                               2002           2001
---------------------------------------------------------------------
Balance on January 1  ...................  $      7,729   $    35,345
Loans charged off........................          (317)         (169)
Release of allowance for credit losses...        (6,093)            -
                                           --------------------------
Balance on September 30..................  $      1,319   $    35,176
                                           --------------------------

Main Place had $19.0 million of nonperforming loans on September 30, 2002 compared to $23.5 million on December 31, 2001. Foreclosed properties on September 30, 2002 totaled $3.9 million compared to $5.3 million on

December 31, 2001. During the first nine months of 2002 and the fourth quarter of 2001 Main Place made an adjustment to the allowance for credit losses of $5.6 million and $21.8 million, respectively, due to the decline in the average balance of the loan portfolio throughout 2001.

NOTE 4 - AFFILIATE TRANSACTIONS

Main Place maintains its cash and cash equivalent accounts with the Parent in the form of time deposits. Interest income on time deposits for the three and nine months ended September 30, 2002 was $58.4 million and $160.4 million, respectively, compared to $73.2 million and $202.5 million for the same prior year periods. As of September 30, 2002 and December 31, 2001, Main Place had $14.6 billion and $11.2 billion, respectively, of time deposits placed with the Parent.

At September 30, 2002, Main Place had no accounts receivable outstanding from affiliates of the Corporation compared to $2.9 million at December 31, 2001. These receivables are related to mortgage payments and securities principal and interest payments in process, which generally clear within 30 days.

At September 30, 2002 and December 31, 2001, Main Place had $230.3 million and $885.5 million, respectively, of U.S. government securities sold under agreements to repurchase from the Parent and Banc of America Securities LLC, a wholly-owned subsidiary of the Corporation, which mature on demand. Interest expense on securities sold under agreements to repurchase for the three and nine months ended September 30, 2002 was $1.1 million and $4.3 million compared to $15.4 million and $65.1 million for the same prior year periods.

Gross gains of approximately $10.4 million were realized on sales of available-for-sale securities during the nine months ended September 30, 2002, compared to $12.0 million for the same prior year period.

Main Place has entered into agreements with the Parent for the servicing and administration of its mortgage portfolio. Servicing fees paid to the Parent approximated $.8 million and $7.8 million for the three and nine months ended September 30, 2002, respectively, compared to $5.6 million and $19.6 million for the same periods in 2001. Servicing fees are included in "Other operating expenses" on the accompanying statement of income and are based on actual collections on loans.

From time to time, Main Place purchases certain mortgage loans originated by the Parent. Main Place purchased no loans from the Parent during the third quarter and first nine months ended September 30, 2002 and 2001. During the nine months ended September 30, 2002, Main Place sold $2.8 billion of mortage loans to the Parent compared to $1.5 billion for the nine months ended September 30, 2001. Purchases or sales of loans between Main Place and the Parent are at book value, excluding any related allowance for loan loss. No gains or losses were recorded on these transactions.

Accrued expenses due to affiliates as of September 30, 2002 and December 31, 2001 were $429.1 million and $339.2 million respectively, composed primarily of income tax payable to the Parent of $392.3 million and $325.9 million, respectively.

Beginning in the fourth quarter of 2002, in connection with certain financial warranty agreements made by Main Place in favor of third parties, Main Place may enter into corresponding financial warranty agreements with affiliates, including Bank of America, N.A.

NOTE 5 - LONG-TERM DEBT

In April 1999, the Securities and Exchange Commission declared effective Main Place's shelf registration statement ("Registration Statement") providing an additional $5 billion of capacity for issuance of mortgage-backed bonds ("Bonds"). Bonds have been issued under this as well as previously effective registration statements. The Bonds, which were issued in series pursuant to separate indentures, are generally subject to the following terms. The Bonds, collateralized primarily by mortgage loans on 1-to-4 family dwellings, are obligations solely of Main Place. The Bonds are not prepayable at the option of Main Place, but are subject to redemption in whole or in part under certain circumstances. Under the terms of an indenture relating to each series of Bonds, Main Place must maintain a minimum amount of eligible collateral, which is determined on a discounted basis and may consist of mortgage loans, certain U.S. agency mortgage pass-through certificates, U.S. government securities and cash held by a trustee (the " Trustee"). The types, characteristics and permitted amounts of eligible collateral are subject to change from time to time without the consent of the bondholders if such changes would not adversely affect the ratings assigned to the Bonds. In the event such collateral requirements are not met with respect to any series, Main Place must provide additional mortgage loans or other acceptable collateral with respect to such series to meet the required amounts of eligible collateral and/or repurchase Bonds in an amount sufficient to meet collateral requirements. If sufficient eligible collateral is not supplied and/or sufficient Bonds are not repurchased, Main Place must redeem a portion of the outstanding Bonds of such series such that the existing amount of the eligible collateral meets the collateral requirements of the indenture relating to the Bonds of such series that remain outstanding after the redemption. In the event that Main Place should fail to comply and two thirds of bondholders do not waive the default event, the Trustee is provided the pledged collateral. As of September 30, 2002, Main Place had the authority to issue approximately $3.5 billion of securities under its existing shelf registration statement.

Interest expense on the Series 1999-1 mortgage-backed bond for nine months ended September 30, 2002 was $16.1 million, compared to $64.4 million for the same period in 2001. On May 28, 2002, Main Place repaid its obligation of $1.5 billion on the Series 1999-1 mortgage-backed bond. There are no additional bonds outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Total net income for the third quarter and first nine months of 2002 was $60.1million and $211.8 million, respectively, representing decreases of $61.1 million and $177.4 million from the corresponding periods in 2001. The decrease primarily resulted from decreases in interest income, partially offset by decreases in interest expense on long- term debt and reduced funding costs associated with the repurchase agreements.

Total income for the third quarter and first nine months of 2002 was $95.2 million and $359.0 million, respectively, representing decreases of $140.6 million and $413.5 million, respectively, from the corresponding periods in 2001. The decrease included a decline in interest and fees on loans of $88.3 million and $287.2 million respectively, due to the run off of the loan portfolio and a sale of $2.8 billion of loans back to the Parent. Interest income from the securities portfolio for the third quarter and first nine months of 2002 declined $26.0 million and $88.7 million, respectively, resulting primarily from a reduction of $1.8 billion in the average balance of the securities portfolio for the nine months ended September 30, 2002. The net change in total income also included a decrease in interest income on time deposits placed of $14.8 million and $42.1 million for the third quarter and first nine months of 2002, respectively, compared to the same periods in 2001. The changes in interest income on time deposits placed resulted from a decrease of 262 basis points in average yields, to 1.71 percent for the nine months ended September 30, 2002. Total income for the first nine months of 2002 also includes $10.4 million in gains on sales of available-for-sale securties. In addition, the net change in total income for the third quarter and first nine months of 2002 includes release of allowance of credit losses of $.5 million and $6.1 million, respectively.

Total expenses (excluding income taxes) for the third quarter and first nine months of 2002 were $2.0 million and $28.7 million, respectively, representing a decrease of $39.8 million and $120.9 million compared to the same periods in 2001. The decrease includes a decline in interest expense on securities sold under agreements to repurchase of $14.4 million and $60.8 million, respectively, resulting from a reduction of $1.5 billion in average borrowings, and a 285 basis point decrease in interest rates to 1.79 percent for the first nine months ended September 30, 2002. Long-term debt interest expense for the third quarter and first nine months of 2002 decreased by $20.5 million and $48.3 million to zero and $16.1 million, respectively, compared to the same periods in 2001, due to the retirement of $1.5 billion of debt in May 2002. Mortgage servicing fees, which are included in "other operating expenses", for the third quarter and first nine months of 2002 decreased by $4.8 million and $11.8 million, respectively, resulting from a reduction of $5.2 billion in the average loan portfolio and a 38 basis point decrease in interest rates to 6.70 percent for the first nine months ended September 30, 2002.

Main Place made no provision for credit losses in the nine months of 2002 and 2001 due to the decline in the average balance of the loan portfolio throughout both periods, as well as a $4.5 million decrease in nonperforming loans to $19.0 million at September 30, 2002 from $23.5 million at December 31, 2001. Future economic conditions and changes in the loan portfolio may increase nonperforming loans and, accordingly, the level of the allowance for credit losses. The nature of the process by which Main Place determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After a review of all relevant matters affecting loan collectibility, management believes that the allowance for credit losses is appropriate given its analysis of estimated incurred credit losses at September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES.

Within the 90 days prior to the filing date of this report, Main Place carried out an evaluation, under the supervision and with the participation of Main Place's management, including Main Place's president and chief financial officer, of the effectiveness of the design and operation of Main Place's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, Main Place's president and chief financial officer concluded that Main Place's disclosure controls and procedures are effective in timely alerting them to material information relating to Main Place required to be included in Main Place's periodic SEC filings.

Since the date of the evaluation, there have been no significant changes in Main Place's internal controls or in other factors that could significantly affect these controls.

PART II.     OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Nothing to report.

ITEM 5. OTHER EVENTS

     On October 21, 2002, Main Place Funding, LLC adopted an Amended and Restated Limited Liability Company Agreement, filed under cover of Form 8-K dated as of October 21, 2002, which removed certain restrictions on the business activities of Main Place Funding, LLC, permitting it to engage in any activity and to exercise any powers permitted to limited liability companies under the laws of the State of Delaware.

     On October 29, 2002, Main Place Funding, LLC entered into a financial warranty agreement with Pioneer Investment Management, Inc., Pioneer Principal Protection Trust on behalf of its series, Pioneer Protected Principal Plus Fund, filed under cover of Form 8-K dated as of October 21, 2002. The trust is an open-ended diversified, management investment company registered under the Investment Company Act of 1940, as amended. Under the terms of the agreement, Main Place Funding, LLC provided a financial warranty in the amount of up to $900 million in order to ensure that the fund is able to redeem all of its outstanding shares on the fund's maturity date for an amount equal to the aggregate protected amount, as defined by the agreement.

     On or about November 13, 2002, Main Place Funding, LLC entered into a financial warranty agreement with Bank of America, N.A., filed herewith as
Exhibit 10.1. Under the terms of this agreement, Bank of America, N.A. provided a financial warranty in favor of Main Place in the amount of up to $900 million, corresponding to Main Place's obligations under the financial warranty agreement in favor of the Pioneer Investment Management, Inc., Pioneer Principal Protection Trust on behalf of its series, Pioneer Protected Principal Plus Fund.

     On November 1, 2002, Main Place Funding, LLC entered into a financial warranty agreement with Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Fundamental Growth Principal Protected Fund and Merrill Lynch Investment Managers, L.P., filed under cover of Form 8-K dated as of October 21, 2002. The trust is an open-ended diversified, management investment company registered under the Investment Company Act of 1940, as amended. Under the terms of the agreement, Main Place Funding, LLC provided a financial warranty in the amount of up to $500 million in order to ensure that the fund is able to redeem all of its outstanding shares on the fund's maturity date for an amount equal to the aggregate protected amount, as defined by the agreement.

     On or about November 13, 2002, Main Place Funding, LLC entered into a financial warranty agreement with Bank of America, N.A., filed herewith as
Exhibit 10.2. Under the terms of this agreement, Bank of America, N.A. provided a financial warranty in favor of Main Place in the amount of up to $500 million, corresponding to Main Place's obligations under the financial warranty agreement in favor of Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Fundamental Growth Principal Protected Fund and Merrill Lynch Investment Managers, L.P.

     On November 1, 2002, Main Place Funding, LLC entered into a financial warranty agreement with Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Basic Value Principal Protected Fund and Fund Asset Management, L.P., filed under cover of Form 8-K dated as of October 21, 2002. The trust is an open-ended diversified, management investment company registered under the Investment Company Act of 1940, as amended. Under the terms of the agreement, Main Place Funding, LLC provided a financial warranty in the amount of up to $500 million in order to ensure that the fund is able to redeem all of its outstanding shares on the fund's maturity date for an amount equal to the aggregate protected amount, as defined by the agreement.

     On or about November 13, 2002, Main Place Funding, LLC entered into a financial warranty agreement with Bank of America, N.A., filed herewith as
Exhibit 10.3. Under the terms of this agreement, Bank of America,

N.A. provided a financial warranty in favor of Main Place in the amount of up to $500 million, corresponding to Main Place's obligations under the financial warranty agreement in favor of Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Basic Value Principal Protected Fund and Fund Asset Management, L.P.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:

               10.1 Financial warranty agreement with Bank of America, N.A.

               10.2 Financial warranty agreement with Bank of America, N.A

               10.3 Financial warranty agreement with Bank of America, N.A

               12   Ratio of Earnings to Fixed Charges.

               99.1 Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

        (b)    Reports on Form 8-K:

               None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Main Place Funding, LLC


Date: November 14, 2002                 /s/ Susan R. Faulkner
                                      ------------------------------------------
                                      Susan R. Faulkner
                                      Treasurer and Senior Vice President/
                                      Principal Financial and Accounting Officer
                                      (Principal Financial and
                                      Duly Authorized Officer)

MAIN PLACE FUNDING, LLC

Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

I, Susan Carr, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Main Place Funding, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                                /s/ Susan C. Carr
                                                       ------------------
                                                        Susan C. Carr
                                                        President

MAIN PLACE FUNDING, LLC

Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

I, Susan Faulkner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Main Place Funding, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                                 /s/ Susan Faulkner
                                                       -------------------------
                                                        Susan Faulkner
                                                        Chief Financial Officer

MAIN PLACE FUNDING, LLC

                                    FORM 10-Q
                                INDEX TO EXHIBITS

Exhibit   Description
-------   -----------

10.1      Financial warranty agreement with Bank of America, N.A.

10.2      Financial warranty agreement with Bank of America, N.A

10.3      Financial warranty agreement with Bank of America, N.A

12        Ratio of Earnings to Fixed Charges.

99.1 Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002