Form 10-K
period 2002-12-31
MAIN PLACE FUNDING LLC
filed 2003-03-31
CIK 927627

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2002

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

                                 (704) 388-8232
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). No X
                                      ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. NONE.

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

As a result of the December 23, 1998 merger, the Parent held a 99 percent membership interest in Main Place. Main Place Trust, a Delaware business trust, held the other 1 percent membership interest. In connection with the merger of MPREIT with and into Main Place, all outstanding MPREIT Class A Trust Shares were cancelled. All outstanding MPREIT Class B Trust Shares were converted into rights to receive cash. In connection with the merger with MPREIT, Main Place assumed MPREIT's obligations under the Series 1995-2 and Series 1997-1 mortgage-backed bonds. On August 15, 2002, Main Place Trust was liquidated into the Parent. Currently the Parent holds a 100 percent membership interest in Main Place.

On October 21, 2002, Main Place adopted an Amended and Restated Limited Liability Company Agreement, filed under cover of Form 8-K which removed certain restrictions on the business activities of Main Place permitting it to engage in any activity and to exercise any powers permitted to limited liability companies under the laws of the State of Delaware.

Under these expanded powers, Main Place has entered into the business of entering into financial warranty agreements in favor of third parties for a fee. As of December 31, 2002, Main Place has entered into three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place's obligations under the financial warranties with the third parties.

Item 2. PROPERTIES

Main Place does not own or lease any physical property.

Item 3. LEGAL PROCEEDINGS

Main Place has no material legal actions or proceedings pending against it.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted in accordance with General Instruction I to Form 10-K.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no common stock outstanding for Main Place. Currently, the Parent holds a 100 percent membership interest in Main Place. Main Place distributed $1.1 billion in assets and $2.5 million in cash to the Parent during 2002 and 2001, respectively.

Item 6. SELECTED FINANCIAL DATA

Omitted in accordance with General Instruction I to Form 10-K.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total net income was $258.2 million and $505.5 million for the years ended December 31, 2002 and 2001, respectively. The decrease primarily resulted from decreases in interest income, offset by decreases in interest expense on long-term debt, reduced funding costs associated with repurchase agreements and lower operating and tax expenses. After December 23, 1998, Main Place is classified as a single-member limited liability company ("LLC") and, as such, is disregarded as an entity separate from its owners for income tax purposes. The predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements. Income tax expense was $145.3 million for the year ended December 31, 2002. Income tax expense for the year ended December 31, 2001 was $303.3 million.

Total income for the year ended December 31, 2002 was $432.8 million, representing a decrease of $520.1 million compared to 2001. The decrease includes a decline in interest and fees on loans from $542.3 million for the year ended December 31, 2001 to $174 for the year ended December 31, 2002, due to a decrease of 32 basis points in average yield to 6.70 percent, a consistent reduction in the loan portfolio throughout 2002, and the distribution of the remaining loan portfolio to the Parent on December 20, 2002. Interest income from the securities portfolio also declined $108.3 million, resulting from a reduction of $1.6 billion in the average balance of the securities portfolio. Interest on time deposits placed declined $44.9 million, resulting from a reduction of 192 basis points in average yield to 1.64 percent. Gains on sales of available-for-sale securities were $10.4 million in 2002 versus $13.4 million in 2001. Income for 2002 also includes $9.3 million in trading account profits and fees related to the financial warranty agreements entered into during the fourth quarter of 2002.

Total expenses (excluding income taxes) for the year ended December 31, 2002 were $29.3 million, representing a decrease of $114.8 million compared to 2001. The decrease includes a decline in interest expense on securities sold under agreements to repurchase of $65.9 million, resulting from a reduction of $1.4 billion in average borrowing and a 251 basis point decrease in interest rates to
1.74 percent. Interest expense on long-term debt also declined $53.6 million for the year ended December 31, 2002. This decrease results from the Series 1999-1 debt maturity of $1.5 billion on May 28, 2002. The net change in total expenses also includes a decrease in mortgage servicing costs of $15.9 million compared to 2001 and is included in "Other operating expenses" on the accompanying statement of income.

During 2002, Main Place released $795 thousand of the allowance for credit losses due to the decline in the average balance of the loan portfolio, compared to a $21.8 million release in 2001. The nature of the process by which Main Place determines the appropriate allowance for credit losses requires the exercise of considerable judgment.

Total net income before cumulative effect of accounting changes was $505.5 million and $569.5 million for the years ended December 31, 2001 and 2000, respectively. The decrease primarily resulted from decreases in interest income, partially offset by decreases in interest expense on long-term debt, reduced funding costs associated with repurchase agreements, gains on sales of securities, and a release of a portion of the allowance for credit losses. Income tax expense was $303.3 million for the year ended December 31, 2001. Income tax expense for the year ended December 31, 2000 was $341.7 million.

Main Place's primary business activity through 2002 was the issuance and sale of mortgage-backed bonds and the acquisition, ownership, holding and pledging of related mortgage notes and other assets serving as collateral in connection therewith. On October 21, 2002, Main Place amended its Limited Liability Company Agreement, which allowed it to enter into financial warranty agreements in favor of third parties and the Parent during the fourth quarter of 2002. In December 2002, Main Place distributed available-for-sale securities and mortgage loans to the Parent. Main Place's primary business activity in 2003 and beyond is presently expected to be entering into financial warranty agreements in favor of third parties for a fee. Due to the change in business activities and the distribution of the assets to the Parent in 2002, the results in 2002 are not indicative of future results of Main Place which are expected to reflect only trading account activity from the issuance of the financial warranties.

On February 28, 2003 Main Place made a cash distribution of $7.5 billion to the Parent as a return of capital.

Critical Accounting Estimates and  Principles

Main Place's significant accounting principles are described in Note 2 of the financial statements and are essential to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. Some of Main Place's accounting principles require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment in applying the critical accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

The following is a summary of the more judgmental and critical accounting estimates and principles. In each area, we have identified the variables most important in the estimation process. Management has used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuations and impact net income.

Trading Assets and Liabilities

Main Place engages in trading-related activities. The management process related to the trading positions is discussed in detail in the Quantitative and Qualitative Disclosures About Market Risk section in Item 7A. Trading positions recorded on the balance sheet are at fair value. Valuations for derivative assets and liabilities not traded on an exchange, or over the counter, are obtained using mathematical models that require inputs of external rates and prices to generate continuous yield or pricing curves used to value the positions. Pricing risk is greater for positions with either option-based or longer-dated attributes where inputs are not readily available and model-based extrapolations of rate and price scenarios are used to generate valuations. In these situations, this risk is mitigated through the use of valuation adjustments.

Accrued Taxes

Main Place estimates tax expense based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in Note 8 of the financial statements. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, Main Place assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of its tax position.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Trading Risk Management

Trading account profits and fees represent the amount earned from derivative positions. Trading positions are marked to market and are recorded based on management's assessment of market value using market indicators and mathematical models. Trading account profits and fees can be volatile and are largely driven by general market conditions and customer demand. Profit is dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment.

Main Place has hedged the market risk on the financial warranties by entering into mirror warranties with the Parent. Main Place has determined that the fair value of these derivatives is best modeled as the present value of the fees less expected pay out on the warranties.

There are numerous assumptions and estimates associated with modeling, and actual results could differ. In addition to the review of our assumptions, we mitigate these uncertainties through close monitoring and by examining and updating assumptions on an ongoing basis. If the results of our analysis indicate higher than expected levels of risk, proactive measures are taken to adjust risk levels.

Item 8. FINANCIAL STATEMENTS

The financial statements required are listed in the Index to Financial
Statements.

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

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted in accordance with General Instruction I to Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Omitted in accordance with General Instruction I to Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted in accordance with General Instruction I to Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted in accordance with General Instruction I to Form 10-K.

Item 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, Main Place carried out an evaluation, under the supervision and with the participation of Main Place's management, including Main Place's president and principal financial and accounting officer, of the effectiveness of the design and operation of Main Place's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, Main Place's president and principal financial and accounting officer concluded that Main Place's disclosure controls and procedures are effective in timely alerting them to material information relating to Main Place required to be included in Main Place's periodic SEC filings.

Since the date of the evaluation, there have been no significant changes in Main Place's internal controls or in other factors that could significantly affect these controls.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a. The financial statements listed in the Index to Financial Statements are filed as part of this report.
     b. On October 21, 2002, Main Place adopted an Amended and Restated Limited Liability Company Agreement, filed under cover of Form 8-K.
     c. The exhibits filed as part of this report are listed in the Index to Exhibits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Main Place Funding, LLC

Date:  March 31, 2003                       /s/ Susan R. Faulkner
                                            ---------------------
                                            Susan R. Faulkner
                                            Treasurer and Senior Vice President/
                                            Principal Financial and Accounting
                                            Officer (Principal Financial and
                                            Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                             Date


/s/ Susan C. Carr              President (Principal              March 31, 2003
-----------------              Executive Officer)
Susan C. Carr


/s/ Susan R. Faulkner          Treasurer and Senior Vice         March 31, 2003
---------------------          President / Principal Financial
Susan R. Faulkner              and Accounting Officer
                               (Principal Financial and
                               Duly Authorized Officer)


Bank of America, N.A.


By:/s/ Susan C. Carr           Managing Member                   March 31, 2003
   -----------------
   Susan C. Carr

                                 CERTIFICATIONS

Main Place Funding, LLC

Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

I, Susan C. Carr, certify that:

1. I have reviewed this annual report on Form 10-K of Main Place Funding, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


Date: March 31, 2003                          /s/ Susan C. Carr
                                              -----------------
                                              Susan C. Carr
                                              President, Main Place Funding, LLC

                                 CERTIFICATIONS

Main Place Funding, LLC

Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

I, Susan R. Faulkner, certify that:

1. I have reviewed this annual report on Form 10-K of Main Place Funding, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: March 31, 2003                  /s/ Susan R. Faulkner
                                     ----------------------
                                     Susan R. Faulkner
                                     Principal Financial and Accounting Officer,
                                     Main Place
                                     Funding, LLC

                             MAIN PLACE FUNDING, LLC
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants                                            11

Financial Statements:

  Statement of Income for the Years Ended December 31, 2002, 2001 and 2000   12

  Balance Sheet at December 31, 2002 and 2001                                13

  Statement of Cash Flows for the Years Ended December 31, 2002, 2001 and
  2000                                                                       14

  Statement of Changes in Members' Equity for the Years Ended December 31,
  2002,2001 and 2000                                                         15

Notes to Financial Statements                                                16

                        Report of Independent Accountants

To the Member of Main Place Funding, LLC

In our opinion, the accompanying balance sheet and the related statements of income, of changes in members' equity and of cash flows present fairly, in all material respects, the financial position of Main Place Funding, LLC (the "Company") at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Note 2 to the financial statements, the Company changed its method of accounting for income taxes in 2000.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 21, 2003

Main Place Funding, LLC
Statement of Income
(Dollars in Thousands)

                                                                                      Year Ended December 31,
                                                                              ----------------------------------------
                                                                                2002           2001           2000
----------------------------------------------------------------------------------------------------------------------
Income
   Interest and fees on loans                                                  $174,688       $542,268      $  797,965
   Interest on securities                                                        23,962        132,304         179,942
   Interest on time deposits placed                                             214,554        259,399         302,487
   Gains on sales of available-for-sale securities                               10,358         13,417               -
   Gains on sales of loans                                                            -          5,571           2,994
   Trading account profits and fees                                               9,276              -               -
                                                                              ---------      ---------     -----------
      Total income                                                              432,838        952,959       1,283,388
                                                                              ---------      ---------     -----------

Expenses
   Interest on securities sold under agreements to repurchase                     5,017         70,928         143,125
   Interest on long-term debt                                                    16,108         69,738         198,853
   (Release of) provision for allowance for credit losses                          (795)       (21,838)          2,994
   Other operating expenses                                                       8,989         25,276          27,191
                                                                              ---------      ---------     -----------
      Total expenses                                                             29,319        144,104         372,163
                                                                              ---------      ---------     -----------
   Income before income taxes and cumulative effect of accounting change        403,519        808,855         911,225
   Income tax expense                                                           145,271        303,316         341,732
                                                                              ---------      ---------     -----------
   Net income before cumulative effect of accounting change                     258,248        505,539         569,493
   Cumulative effect of change in accounting for income taxes-benefit                 -              -           6,926
                                                                              ---------      ---------     -----------
      Net income                                                               $258,248       $505,539      $  576,419
                                                                              =========      =========     ===========

See accompanying notes to financial statements.

Main Place Funding, LLC
Balance Sheet
(Dollars in Thousands)

                                                                                              December 31,
                                                                                        2002                 2001
----------------------------------------------------------------------------------------------------------------------
Assets

  Cash and cash equivalents                                                        $  15,361,616         $  11,591,254
  Securities:
       Available-for-sale (includes $0 and $885,535 pledged as collateral)                     -             1,033,064
       Held-to-maturity, at cost (market value $0 and $5,131)                                  -                 5,118
                                                                                   -----------------------------------
            Total securities                                                                   -             1,038,182
                                                                                   -----------------------------------

  Derivative trading account receivable                                                   37,383                     -
Loans, net of unearned income                                                                  -             5,152,713
   Allowance for credit losses                                                                 -                (7,729)
                                                                                   -----------------------------------
       Loans, net of unearned income and allowance for credit losses                           -             5,144,984
   Interest receivable                                                                     4,435                36,407
   Accounts receivable from affiliates                                                         -               116,109
   Other assets                                                                               48                12,476
                                                                                   -----------------------------------
     Total assets                                                                  $  15,403,482         $  17,939,412
                                                                                   ===================================

Liabilities

    Due to affiliates                                                              $   1,055,943         $     339,239
    Derivative trading account payable to affiliate                                       28,168                     -
    Securities sold under agreements to repurchase from affiliates                             -               885,535
    Long-term debt                                                                             -             1,500,000
                                                                                   -----------------------------------
       Total liabilities                                                               1,084,111             2,724,774
                                                                                   -----------------------------------
Members' Equity

     Contributed equity                                                               12,259,448            13,395,436
     Undistributed income                                                              2,059,923             1,801,675
     Accumulated other comprehensive income                                                    -                17,527
                                                                                   -----------------------------------
       Total members' equity                                                          14,319,371            15,214,638
                                                                                   -----------------------------------
         Total liabilities and members' equity                                     $  15,403,482         $  17,939,412
                                                                                   ===================================

See accompanying notes to financial statements.

Main Place Funding, LLC
Statement of Cash Flows
(Dollars in Thousands)

                                                                                                 Year Ended December 31,
                                                                                   ------------------------------------------------
                                                                                            2002            2001              2000
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income before cumulative effect of accounting change                        $     258,248    $     505,539      $    569,493
   Reconciliation of income before cumulative effect to net cash provided by operating activities:
     Gains on sales of securities available-for-sale                                     (10,358)         (13,417)                -
     Gains on sales of loans                                                                   -           (5,571)           (2,994)
     (Release of) provision for  allowance credit losses                                    (795)         (21,838)            2,994
     Deferred income tax  expense                                                            228            9,908             2,454
     Net increase in derivative trading account receivable                               (37,383)               -                 -
     Net decrease in interest receivable                                                  31,972           41,084             2,592
     Net decrease (increase) in accounts receivable from affiliates                      116,109          149,729          (246,589)
     Net decrease in accrued expenses                                                          -                -            (3,818)
     Net increase (decrease) in due to affiliates                                        745,715         (119,245)         (119,765)
     Net increase in derivative trading account payable to affiliate                      28,168                -                 -
     Other operating activities, net                                                      18,697           (2,867)              179
                                                                                   ------------------------------------------------
           Net cash provided by operating activities                                   1,150,601          543,322           204,546
                                                                                   ------------------------------------------------
Investing Activities
   Proceeds from maturities of securities held-to-maturity                                 5,118            4,991            35,256
   Proceeds from sales and maturities of securities available-for-sale                   750,890        1,456,365           555,373
   Purchases of securities available-for-sale                                               (855)               -          (112,378)
   Collections of loans outstanding                                                    1,486,098        3,044,615         1,753,302
   Proceeds from sales of loans to affiliates                                          2,764,045        1,547,415           831,789
                                                                                   ------------------------------------------------
            Net cash provided by investing activities                                  5,005,296        6,053,386         3,063,342
                                                                                   ------------------------------------------------
Financing Activities
    Net decrease in securities sold under agreements
        to repurchase from affiliates                                                   (885,535)      (1,190,160)         (481,827)
    Retirement of long-term debt                                                      (1,500,000)               -        (2,500,000)
    Distribution of capital to affiliates                                                      -           (2,500)                -
                                                                                   ------------------------------------------------
          Net cash used in financing activities                                       (2,385,535)      (1,192,660)       (2,981,827)
                                                                                   ------------------------------------------------

Net increase in cash and cash equivalents                                              3,770,362        5,404,048           286,061
Cash and cash equivalents at beginning of period                                      11,591,254        6,187,206         5,901,145
                                                                                   ------------------------------------------------
Cash and cash equivalents at end of period                                         $  15,361,616    $  11,591,254      $  6,187,206
                                                                                   ================================================
Supplemental cash flow disclosure
    Cash paid for interest                                                         $      21,972    $     142,355      $    346,182
    Cash paid for income taxes                                                           284,644          316,872           571,890

Loans transferred to foreclosed properties amounted to $8.9 million, $11.4 million and $11.1 million in 2002, 2001 and 2000, respectively. On December 20, 2002, Main Place made a distribution of available-for-sale securities and loans to the Parent in the amount of $1.1 billion. There were no distributions of available-for-sale securities or loans to the Parent in 2001 and 2000.

See accompanying notes to financial statements.

Main Place Funding, LLC
Statement of Changes in Members' Equity
(Dollars in Thousands)

                                                                                      Accumulated
                                                                                          Other                           Compre-
                                                      Contributed    Undistributed   Comprehensive      Total Members'    hensive
                                                        Equity          Income      Income (Loss)/(1)/      Equity     Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1999                         $  13,395,436   $     722,217   $      (46,326)  $   14,071,327
                                                     ===============================================================
 Net income before cumulative effect of
  accounting change                                              -         569,493                -          569,493        569,493
 Cumulative effect of change in accounting
  for income taxes                                               -           6,926                -            6,926          6,926
 Other comprehensive income                                      -               -           53,569           53,569         53,569
                                                                                                                       ------------
 Comprehensive income                                            -               -                -                -   $    629,988
                                                     ---------------------------------------------------------------   ============
Balance on December 31, 2000                         $  13,395,436   $   1,298,636   $         7,243   $  14,701,315
                                                     ===============================================================
 Net income                                                      -         505,539                -          505,539        505,539
 Other comprehensive income                                      -               -           10,284           10,284         10,284
                                                                                                                       ------------
 Comprehensive income                                            -               -                -                -   $    515,823
                                                                                                                       ============
 Distributions                                                   -          (2,500)               -           (2,500)
                                                     ---------------------------------------------------------------
Balance on December 31, 2001                         $  13,395,436   $   1,801,675   $       17,527   $   15,214,638
                                                     ===============================================================
 Net income                                                      -         258,248                -          258,248        258,248
 Other comprehensive income                                      -               -          (17,527)         (17,527)       (17,527)
                                                                                                                       ------------
 Comprehensive income                                            -               -                -                -   $    240,721
                                                                                                                       ============
 Distributions                                          (1,135,988)              -                -       (1,135,988)
                                                     ---------------------------------------------------------------
Balance on December 31, 2002                         $  12,259,448   $   2,059,923    $           -   $   14,319,371
                                                     ===============================================================

(1) Changes in Accumulated Other Comprehensive Income (Losses) include after-tax net unrealized gains (loss) on securities available for sale. The 2002 change was primarily the result of the December 20, 2002 distribution of available-for-sale securities to the Parent at fair market value.

See accompanying notes to financial statements.

Notes to Financial Statements

Note 1 - Description of Business

Main Place Funding, LLC ("Main Place"), a Delaware limited liability company, is a subsidiary of Bank of America, N.A. (the "Parent"), which is a wholly owned indirect subsidiary of Bank of America Corporation (the "Corporation").

Main Place was established originally as a Maryland real estate investment trust to consolidate the acquisition, holding and management of certain closed-end residential mortgage loans owned by certain affiliates of the Corporation. On August 15, 2002, Main Place Trust, a Delaware business trust, was liquidated into the Parent. The Parent holds a 100 percent membership interest in Main Place. Main Place is also considered a single-member LLC under current tax law.

On October 21, 2002, Main Place adopted an Amended and Restated Limited Liability Company Agreement, filed under cover of Form 8-K, which removed certain restrictions on the business activities of Main Place permitting it to engage in any activity and to exercise any powers permitted to limited liability companies under the laws of the State of Delaware.

Under these expanded powers, Main Place has entered into the business of entering into financial warranty agreements in favor of third parties for a fee. As of December 31, 2002, Main Place has entered into three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place's obligations under the financial warranties with the third parties.

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

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, cash items in the process of collection, amounts due from affiliated banks and investments in instruments with an original maturity of less than 90 days. Included in cash and cash equivalents are $14.3 billion and $11.2 billion at December 31, 2002 and 2001, respectively, of time deposits placed with the Parent.

Securities

Securities are classified based on management's intention on the date of purchase. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in accumulated other comprehensive income on an after-tax basis.

Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

Derivatives

The financial warranty agreements entered into by Main Place meet the definition of derivatives under Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by FASB Statement No. 138 and interpreted by Derivatives Implementation Group issues (together, "FAS 133"). All derivatives are recognized on the balance sheet at fair value. Since the derivatives entered into by Main Place are non-exchange traded contracts, fair value is based on a pricing model developed for these instruments. Main Place designates a derivative as trading or for hedging purposes when it enters into a derivative contract. Derivatives designated as trading activities are included in Main Place's trading portfolio with changes in fair value reflected in trading account profits and fees. Currently no derivatives are designated for hedging purposes.

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

Main Place performs periodic and systematic detailed reviews of its loan portfolios to identify inherent risks, and to assess the overall collectibility of, the portfolio. The allowance on certain homogeneous portions of the loan portfolio, which generally consist of consumer loans, is based on aggregated portfolio segment evaluations generally by loan type. Loss forecast models are utilized for these segments which consider a variety of factors including, but not limited to, historical loss experience, anticipated defaults or foreclosures based on portfolio trends, delinquencies and credit scores, and expected loss factors by loan type. Main Place has procedures in place to monitor differences between estimated and actual incurred credit losses, which include detailed periodic assessments by senior management of both individual loans and credit portfolios and the models used to estimate incurred credit losses in those portfolios.

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

Subsequent to foreclosure, gains or losses on the sale of, and losses on the periodic revaluation of, foreclosed properties are credited or charged to expense. Net costs of maintaining and operating foreclosed properties are expensed as incurred.

Securities Sold Under Agreements To Repurchase

Securities sold under agreements to repurchase are with affiliates and are treated as collateralized financing transactions and are recorded at the amounts at which the securities were sold. (see Note 6)

Income Taxes

Main Place is classified as a single-member LLC and, as such, is disregarded as an entity separate from its owners for income tax purposes. The predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements. Effective January 1, 2000, Main Place recognized through a cumulative effect adjustment, deferred tax assets and liabilities determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", and the accompanying financial statements include an income tax provision for the years ended December 31, 2002, 2001 and 2000. (see Note 8)

There are two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the applicable period. Balance sheet amounts of deferred taxes are recognized on the temporary differences between the basis of assets and liabilities as measured by tax laws and their basis as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods. Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be recognized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

Main Place's operating results are included in the consolidated federal income tax return of the Corporation. The method of allocating federal income tax expense is determined under a tax allocation agreement between Main Place and the Corporation. This allocation agreement specifies that income tax expense will be computed for all subsidiaries on a separate company method, taking into account tax planning strategies and the tax position of the consolidated group.

Recently Issued Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) finalized the minutes to its discussion of EITF Issue 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3), which included clarification of the Financial Accounting Standard Board's staff view that an entity should not recognize an unrealized gain or loss at inception of a derivative instrument unless the fair value of the instrument is obtained from a quoted market price in an active market or is otherwise evidenced by comparison to other observable current market transactions or based on a valuation technique incorporating observable market data. This view is applicable to all derivative instruments held for trading purposes entered into on or after November 21, 2002. EITF 02-3 did not have an impact on Main Place's results of operations or financial condition.

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees", (FIN 45) was issued in November 2002. FIN 45 requires that a liability be recognized at the inception of certain guarantees for the fair value of the obligation, including the ongoing obligation to stand ready to perform over the term of the guarantee. Guarantees, as defined in FIN 45, include contracts that contingently require Main Place to make payments to a guaranteed party based on changes to an asset, liability or equity security of the guaranteed party, performance guarantees, indemnification agreements or indirect guarantees of indebtedness of others. This new accounting is effective for certain guarantees issued or modified after December 31, 2002. In addition, FIN 45 requires certain additional disclosures that are located in Note 4. Management does not expect that the adoption of FIN 45 will have a material impact on Main Place's results of operations or financial condition.

Note 3 - Securities

The amortized cost and market values of available-for-sale mortgage-backed securities at December 31 were (dollars in thousands):

                                Gross          Gross
               Amortized      Unrealized     Unrealized       Market
                  Cost          Gains          Losses         Value
             -------------   ------------   ------------   -------------
        2002  $         -     $        -     $        -     $         -
             =============   ============   ============   =============

        2001  $ 1,005,244     $   28,350     $     (530)    $ 1,033,064
             =============   ============   ============   =============

The amortized cost and market values of held-to-maturity mortgage-backed securities at December 31 were (dollars in thousands):

                                Gross          Gross
               Amortized      Unrealized     Unrealized       Market
                  Cost          Gains          Losses         Value
             -------------   ------------   ------------   -------------
        2002  $         -     $        -     $        -     $         -
             =============   ============   ============   =============

        2001  $     5,118     $       17     $       (4)    $     5,131
             =============   ============   ============   =============

Gains of approximately $10.4 million and $13.4 million were realized on sales of available-for-sale securities during 2002 and 2001, respectively. No gains or losses on sales of securities were recognized during 2000. During the fourth quarter of 2002, Main Place made a fair market value distribution of its remaining securities to the Parent. No gain or loss was recognized on this transaction.

Note 4 - Derivatives - Financial Warranty Agreements

On October 29, 2002, Main Place entered into a financial warranty agreement with Pioneer Principal Protection Trust on behalf of its series Pioneer Protected Principal Plus Fund and Pioneer Investment Management, Inc., filed under cover of Form 8-K dated as of October 21, 2002. The trust is an open-ended diversified, registered investment company registered under the Investment Company Act of 1940, as amended. Under the terms of the agreement, Main Place provided a financial warranty to the trust in the amount of up to $180.3 million in order to ensure that the trust is able to redeem all of the outstanding shares of the series on the maturity date, as defined in the financial warranty agreement. The last day upon which the financial warranty may be drawn is January 8, 2010.

On December 20, 2002, Main Place entered into a financial warranty agreement with the Parent, filed on the third quarter 10-Q as Exhibit 10.1 Under the terms of this agreement, the Parent provided a financial warranty in favor of Main Place in the amount of up to $180.3 million, corresponding to Main Place's obligations under the financial warranty in favor of Pioneer Principal Protection Trust on behalf of its series, Pioneer Protected Principal Plus Fund.

The financial warranty amount of $180.3 million represents the maximum potential exposure of these agreements. There is no specific collateral associated with the financial warranty agreements.

On November 1, 2002, Main Place entered into a financial warranty agreement with Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Fundamental Growth Principal Protected Fund and Merrill Lynch Investment Managers, L.P., filed under cover of Form 8-K dated as of October 21, 2002. The trust is an open-ended diversified, registered investment company registered under the Investment Company Act of 1940, as amended. Under the terms of the agreement, Main Place provided a financial warranty in the amount of up to $265.9 million in order to ensure that the trust is able to redeem all of the outstanding shares of the series on the maturity date, as defined in the financial warranty agreement. The last day upon which the financial warranty may be drawn is December 1, 2009.

On November 13, 2002, Main Place entered into a financial warranty agreement with the Parent, filed on the third quarter 10-Q as Exhibit 10.2. Under the terms of this agreement, the Parent provided a financial warranty in favor of Main Place in the amount of up to $265.9 million, corresponding to Main Place's obligations under the financial warranty in favor of Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Fundamental Growth Principal Protected Fund.

The financial warranty amount of $265.9 million represents the maximum potential exposure of these agreements. There is no specific collateral associated with the financial warranty agreements.

On November 1, 2002, Main Place entered into a financial warranty agreement with Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Basic Value Principal Protected Fund and Fund Asset Management, L.P., filed under cover of Form 8-K dated as of October 21, 2002. The trust is an open-ended diversified, registered investment company registered under the Investment Company Act of 1940, as amended. Under the terms of the agreement, Main Place provided a financial warranty in the amount of up to $335.8 million in order to ensure that the trust is able to redeem all of the outstanding shares of the series on the maturity date, as defined in the financial warranty agreement. The last day upon which the financial warranty may be drawn is December 1, 2009.

On November 13, 2002, Main Place entered into a financial warranty agreement with the Parent, filed on the third quarter 10-Q as Exhibit 10.3. Under the terms of this agreement, the Parent provided a financial warranty in favor of Main Place in the amount of up to $335.8 million, corresponding to Main Place's obligations under the financial warranty in favor of Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Basic Value Principal Protected Fund.

The financial warranty amount of $335.8 million represents the maximum potential exposure of these agreements. There is no specific collateral associated with the financial warranty agreements.

Main Place has recorded a derivative trading account receivable associated with the financial warranty agreements with third parties and a derivative trading account payable associated with the financial warranty agreements with the Parent. At December 31, 2002, these balances were $37.4 million and $28.2 million, respectively.

Note 5 - Loans

The following table presents the composition of loans at December 31 (dollars in thousands):

                                                         December 31
                                                    2002             2001
----------------------------------------------------------------------------

Residential mortgage                            $        -       $ 5,149,783
Commercial real estate                                   -             2,930
                                                ----------------------------
    Total loans, net of unearned income         $        -       $ 5,152,713
                                                ============================

Mortgage loans collateralizing mortgage-backed bonds (as described in Note 7) were comprised of the following at December 31 (dollars in thousands):

                                                        December 31
                                                   2002             2001
---------------------------------------------------------------------------

Adjustable-rate                                $        -       $ 1,892,016
Fixed-rate                                              -           482,821
                                               ----------------------------
   Total mortgage loans                        $        -       $ 2,374,837
                                               ============================

Changes in the allowance for credit losses for the years ended December 31 were as follows (dollars in thousands):

                                                                          2002          2001         2000
------------------------------------------------------------------------------------------------------------
Balance, January 1 .............................................        $ 7,729      $ 35,345      $ 35,988
Net loans charged off ..........................................           (335)         (207)         (643)
Allowance for loans transferred ................................         (6,599)       (5,571)       (2,994)
(Release of) provision for allowance for credit losses .........           (795)      (21,838)        2,994
                                                                        -------      --------      --------
Balance, December 31 ...........................................        $     -      $  7,729      $ 35,345
                                                                        =======      ========      ========

Main Place had no nonperforming loans at December 31, 2002 compared to $23.5 million at December 31, 2001. Foreclosed properties at December 31, 2002, were $48 thousand compared to $5.3 million at December 31, 2001. During December 2002, Main Place distributed its remaining loan portfolio to the Parent.

Note 6 - Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. Main Place had $14.3 billion and $11.2 billion of time deposits placed with the Parent at December 31, 2002 and 2001, respectively. Interest income on time deposits placed with the Parent for the years ended December 31, 2002, 2001 and 2000 was $214.6 million, $259.4 million and $302.5 million, respectively. On February 28, 2003, Main Place distributed $7.5 billion of this time deposit to the Parent as a return of capital.

At December 31, 2002 Main Place had no accounts receivable from affiliates, compared to $116.1 million at December 31, 2001. These receivables related to sales of loans to the Parent, mortgage payments and securities principal and interest payments in process of collection.

As described more fully in Note 4, the Parent has entered into financial warranty agreements with Main Place. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place in an aggregate amount of $782.0 million which corresponds with Main Place's obligations under financial warranty agreements in favor of third parties.

At December 31, 2002 Main Place had no U.S. government securities sold under agreements to repurchase from the Parent or Banc of America Securities LLC, a wholly-owned subsidiary of the Corporation, which mature on demand, compared to $885.5 million at December 31, 2001. Interest expense on these securities for the years ended December 31, 2002, 2001 and 2000 was $5.0 million, $70.9 million and $143.1 million, respectively. On December 20, 2002, Main Place terminated its securities sold under agreements to repurchase transactions in conjunction with the distribution of its remaining securities portfolio to the Parent.

Main Place has entered into agreements with the Parent for the servicing and administration of its mortgage loan portfolio. Servicing fees paid to the Parent approximated $8.5 million, $24.4 million and $25.4 million for the years ended December 31, 2002, 2001 and 2000, respectively, and are included in "Other operating expenses" on the accompanying statement of income. Servicing fees are based on actual collections on loans.

Due to affiliates as of December 31, 2002 and 2001 were $1.1 billion and $339.2 million, respectively. The December 31, 2002 balance was composed primarily of a $900.5 million payable that was a result of an operational error made during the distribution of loans to the Parent in December 2002. The payable was settled during January 2003.

During the years ended December 31, 2002, 2001 and 2000, Main Place sold $2.8 billion, $1.5 billion and $831.8 million of mortgage loans to the Parent, respectively. No gains were recorded on these transactions during 2002, as the sale price equaled Main Place's cost basis. Gains on sales of loans sold to the Parent for the years ended December 31, 2001 and 2000 were $5.6 million and $2.9 million, respectively.

Main Place purchased $855 thousand of available-for-sale securities from the Parent during 2002. There were no securities purchased from the Parent during the year ended December 31, 2001. During the year ended December 31, 2000, Main Place purchased $112.4 million of available-for-sale securities from the Parent.

Main Place distributed $268.5 million of available-for-sale securities and $900.5 million of loans to the Parent on December 20, 2002. As these were equity distributions, no gains or losses were recognized on these transactions.

Note 7 - Long-Term Debt

In April 1999, the Securities and Exchange Commission declared effective Main Place's shelf registration statement ("Registration Statement") providing an additional $5 billion of capacity for issuance of mortgage-backed bonds ("Bonds"). Bonds have been issued under this as well as previously effective registration statements. The Bonds, which were issued in series pursuant to separate indentures, are generally subject to the following terms. The Bonds, collateralized primarily by mortgage loans on 1-to-4 family dwellings, are obligations solely of Main Place. The Bonds are not prepayable at the option of Main Place, but are subject to redemption in whole or in part under certain circumstances. Under the terms of an indenture relating to each series of Bonds, Main Place must maintain a minimum amount of eligible collateral, which is determined on a discounted basis and may consist of mortgage loans, certain U.S. agency mortgage pass-through certificates, U.S. government securities and cash held by a trustee (the "Trustee"). The types, characteristics and permitted amounts of eligible collateral are subject to change from time to time without the consent of the bondholders if such changes would not adversely affect the ratings assigned to the Bonds. In the event such collateral requirements are not met with respect to any series, Main Place must provide additional or substitute mortgage loans or other acceptable collateral with respect to such series to meet the required amounts of eligible collateral and/or repurchase Bonds in an amount sufficient to meet collateral requirements. If sufficient eligible collateral is not supplied and/or sufficient Bonds are not repurchased, Main Place must redeem a portion of the outstanding Bonds of such series such that the existing amount of the eligible collateral meets the collateral requirements of the indenture relating to the Bonds of such series that remain outstanding after the redemption. In the event Main Place should fail to comply and two thirds of bondholders not waive the default event, the Trustee is provided certain remedies on behalf of the bondholders which may include liquidation of the pledged collateral. As of December 31, 2002, Main Place had the authority to issue approximately $3.5 billion of securities under its existing shelf registration statement.

On May 28, 2002 Main Place repaid its remaining obligations of $1.5 billion on the Series 1999-1 mortgage-backed bonds. There are no additional bonds outstanding.

Note 8 - Income Taxes

The components of actual income tax expense for the years ended December 31, 2002, 2001 and 2000 were as follows (dollars in thousands):

                                             2002        2001      2000
---------------------------------------------------------------  ---------
Current - expense
     Federal                              $ 138,851   $ 273,845  $ 316,642
     State                                    6,192      19,563     22,636
                                          ---------   ---------  ---------
                                            145,043     293,408    339,278
                                          ---------   ---------  ---------
Deferred - expense/(benefit)
     Federal                                    583       9,480      2,393
     State                                     (355)        428         61
                                          ---------   ---------  ---------
                                                228       9,908      2,454
                                          ---------   ---------  ---------
     Total income tax expense             $ 145,271   $ 303,316  $ 341,732
                                          ---------   ---------  ---------

A reconciliation of the expected federal income tax expense, based on the federal statutory rate of 35 percent for 2002, 2001 and 2000, to the actual income tax expense for the years ended December 31, 2002, 2001 and 2000, is as follows (dollars in thousands):

                                                            2002        2001       2000
------------------------------------------------------------------------------  ---------
Expected federal tax expense                             $ 141,232   $ 283,099  $ 318,929
Increase in taxes resulting from
     State tax expense, net of federal benefit               3,794      13,144     14,774
     Other                                                     245       7,073      8,029
                                                         ---------   ---------  ---------
     Actual income tax expense                           $ 145,271   $ 303,316  $ 341,732
                                                         ---------   ---------  ---------

Significant components of Main Place's actual net deferred tax liabilities on December 31, 2002 and 2001 are as follows (dollars in thousands):

                                                           2002        2001
------------------------------------------------------------------------------
Deferred tax liabilities
     Unrealized gain on securities available for sale    $      -   $ (10,293)
     Discount accretion                                         -      (1,440)
     Other, net                                                 -      (6,598)
                                                         --------   ---------
          Gross deferred tax liabilities                        -     (18,331)
                                                         --------   ---------

Deferred tax assets
     Allowance for credit losses                                -       2,831
                                                         --------   ---------
          Gross deferred tax assets                             -       2,831
                                                         --------   ---------
          Valuation Allowance                                   -           -
                                                         --------   ---------

Net deferred tax liabilities                             $      -   $ (15,500)
                                                         --------   ---------

Main Place had current taxes payable to the Parent of $152 million and $339 million for the years ended December 31, 2002 and 2001 respectively, which are included in due to affiliates on the Balance Sheet. The decrease in Deferred Tax Liabilities and Assets is due primarily to a distribution of the related assets to the Parent.

Note 9 - Fair Values of Financial Instruments

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

Short-Term Financial Instruments

The carrying value of short-term financial instruments and derivatives, including cash and cash equivalents, repurchase agreements, accounts receivable from affiliates and interest receivable approximates the fair value. These financial instruments generally expose Main Place to limited credit risk, have no stated maturities or have maturities of less than 90 days and carry interest rates which approximate market.

Held-to-Maturity and Available-for-Sale Securities

The carrying value of held-to-maturity and available-for-sale securities approximates the fair value. (see Note 3)

Derivatives

All derivatives are recognized on the balance sheet at fair value.

Loans

Fair values were estimated for the loans based on type of loan and maturity. The fair value of loans was determined by discounting estimated cash flows using interest rates approximating the December 31 origination rates of the Parent and its affiliates for similar loans and using credit factors. Contractual cash flows for residential mortgage loans were adjusted for estimated prepayments using published industry data. Where quoted market prices were available, such market prices were utilized as estimates of fair value.

Long-Term Debt

The series 1999-1 mortgage-backed bonds were variable rate instruments and the fair value approximated book value.

The book and fair values of financial instruments for which book and fair value differed on December 31 were (dollars in thousands):

                                                   2002                                2001
                                       --------------------------------------------------------------
                                            Book             Fair              Book              Fair
                                            Value            Value            Value             Value
-----------------------------------------------------------------------------------------------------
Financial assets
     Loans, net of unearned income     $        -       $        -     $  5,152,713     $   5,292,894
     (dollars in thousands)

                             Main Place Funding, LLC
                                    Form 10-K
                                Index to Exhibits

Exhibit No.   Description

2 (a) Agreement of Merger merging Main Place Holdings Corporation into MainPlace Holdings, LLC, dated as of October 15, 1998. (1)

2 (b) Agreement and Plan of Merger between Main Place Real Estate Investment Trust and Main Place Funding, LLC, dated as of December 22, 1998. (1)

3 (a) Limited Liability Company Agreement of Main Place Holdings, LLC, dated as of October 15, 1998. (1)

3 (b) Amended and Restated Limited Liability Company Agreement of Main Place Funding, LLC, dated as of December 14, 1998. (1)

3 (c) Amended and Restated Limited Liability Company Agreement of Main Place Funding, LLC, dated as of October 21, 2002. (incorporated by reference from the Report on Form 8-K previously filed on October 21, 2002)

4 (a) Indenture of Trust dated as of October 31, 1995, between Main Place Funding Corporation and First Trust National Association, pursuant to which Main Place Funding Corporation issued Mortgage-Backed Bonds, Series 1995-2. (incorporated by reference from the Form 8-K previously filed on October 31, 1995)

4 (b) First Supplemental Indenture of Trust dated as of November 1, 1996 to Indenture of Trust dated as of October 31, 1995 between Main Place Funding Corporation and First Trust National Association, as Trustee. (incorporated by reference from the Form 10-Q previously filed on November 14, 1996)

4 (c) Indenture of Trust dated as of March 18, 1997, between Main Place Funding Corporation and First Trust National Association, as Trustee. (incorporated by reference from the Form 10-Q previously filed on May 13, 1997)

4 (d) Second Supplemental Indenture of Trust, dated as of December 23, 1998, between Main Place Funding, LLC and U.S. Bank Trust National Association, as Trustee, in connection with the Indenture of Trust dated as of October 31, 1995. (1)

4 (e) First Supplemental Indenture of Trust, dated as of December 23, 1998, between Main Place Funding, LLC and U.S. Bank Trust National Association, as Trustee, in connection with the Indenture of Trust dated as of March 18, 1997. (1)

4 (f) Indenture of Trust dated as of May 25, 1999, between Main Place Funding, LLC and U.S. Bank National Association, as Trustee. (incorporated by reference from the Form 8-K filed on May 25, 1999) 4 (g) Assignment and Assumption Agreement between NationsBank, N.A. and Main Place Trust, dated as of December 14, 1998. (1)

4 (h)         Trust Agreement of Main Place Trust, dated as of December 14,
              1998. (1)

10 (a) Servicing Agreement dated as of July 18, 1995, between Main Place Funding Corporation and NationsBanc Mortgage Corporation. (incorporated by reference from the Current Report on Form 8-K previously filed on July 18, 1995)

10 (b) Servicing Agreement dated as of October 31, 1995, between Main Place Funding Corporation and NationsBanc Mortgage Corporation. (incorporated by reference from the Current Report on Form 8-K previously filed on October 31,1995)

10 (c) Servicing Agreement dated November 1, 1996, between Main Place Real Estate Investment Trust and NationsBanc Mortgage Corporation. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November 14, 1996)

10 (d) Servicing Agreement dated as of November 1, 1996, between Main Place Real Estate Investment Trust and NationsBank, N.A. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November 14, 1996)

10 (e) Servicing Agreement dated as of March 18, 1997, between Main Place Funding Corporation and NationsBanc Mortgage Corporation. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on May 13, 1997)

10 (f) Servicing Agreement dated as of May 25, 1999, by and between Main Place Funding LLC and Nationsbanc Mortgage Corporation. (incorporated by reference from the Form 8-K filed on May 25,
              1999)

10 (g) Financial Warranty Agreement by and among Main Place Funding, LLC, Pioneer Investment Management, Inc., and Pioneer Principal Protection Trust on behalf of its series, Pioneer Protected Principal Plus Fund, dated as of October 29, 2002. (incorporated by reference from the Current Report on Form 8-K previously filed and dated as of October 21, 2002)

10 (h) Financial Warranty Agreement by and between Main Place Funding, LLC and Bank of America, N.A., dated as of November 13, 2002. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November 14, 2002)

10 (i) Financial Warranty Agreement by and among Main Place Funding, LLC, Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Fundamental Growth Principal Protected Fund and Merrill Lynch Investment Managers, L.P., dated as of November 1, 2002. (incorporated by reference from the Current Report on Form 8-K previously filed and dated as of October 21, 2002)

10 (j) Financial Warranty Agreement by and between Main Place Funding, LLC and Bank of America, N.A., dated as of November 13, 2002. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November 14, 2002)

10 (k) Financial Warranty Agreement by and among Main Place Funding, LLC, Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Basic Value Principal Protected Fund and Fund Asset Management, L.P., dated as of November 1, 2002. (incorporated by reference from the Current Report on Form 8-K previously filed and dated as of October 21, 2002)

10 (l) Financial Warranty Agreement by and between Main Place Funding, LLC and Bank of America, N.A., dated as of November 13, 2002. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November, 14 2002)

12            Ratio of Earnings to Fixed Charges.

23            Consent of PricewaterhouseCoopers LLP.

99.1 Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the Form 10-K previously filed on April 1,
2002