Form 10-Q
period 2003-03-31
MAIN PLACE FUNDING LLC
filed 2003-05-13
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☐	For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

(704) 388-8232

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

On May 13, 2003, there were no shares of common stock outstanding. As of May 13, 2003, Bank of America, N.A. holds 100 percent membership interest in Main Place.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Main Place Funding, LLC

March 31, 2003 Form 10-Q

Exhibit 12	Ratio of Earnings to Fixed Charges

Exhibit 99.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Main Place Funding, LLC

Statement of Income

(Dollars in Thousands)

	Three Months Ended March 31
	2003	2002
Income
Interest and fees on loans	$—	$78,837
Interest on securities	—	9,529
Interest on time deposits placed	33,964	49,771
Gains on sales of available-for-sale securities	—	10,358
Trading account profits and fees	63	—

Total income	34,027	148,495

Expenses
Interest on securities sold under agreements to repurchase	—	1,747
Interest on long-term debt	—	8,287
Provision for credit losses	—	97
Other operating expenses	98	4,424

Total expenses	98	14,555

Income before income taxes	33,929	133,940
Income tax expense	12,244	48,218

Net income	$21,685	$85,722

See accompanying notes to financial statements.

Main Place Funding, LLC

Balance Sheet

(Dollars in Thousands)

	As of March 31 2003	As of December 31 2002
Assets
Cash and cash equivalents	$7,010,484	$15,361,616
Derivative trading account receivable	36,157	37,383
Interest receivable	234	4,435
Other assets	—	48

Total assets	$7,046,875	$15,403,482

Liabilities
Due to affiliates	$167,611	$1,055,943
Derivative trading account payable to affiliate	27,239	28,168
Other liabilities	80	—

Total liabilities	194,930	1,084,111

Members’ Equity
Contributed equity	4,770,337	12,259,448
Undistributed income	2,081,608	2,059,923

Total members’ equity	6,851,945	14,319,371

Total liabilities and members’ equity	$7,046,875	$15,403,482

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Cash Flows

(Dollars in Thousands)

	Three Months Ended March 31
	2003	2002
Operating Activities
Net income	$21,685	$85,722
Reconciliation of net income to net cash (used in) provided by operating activities:
Gain on sale of securities	—	(10,358)
Provision for credit losses	—	97
Amortization/Accretion of securities-available-for-sale	—	(420)
Deferred income tax benefit	—	(117)
Net decrease in derivative trading account receivable	1,226	—
Net decrease in interest receivable	4,201	10,776
Net increase in accounts receivable from affiliates	—	(337)
Net (decrease) increase in due to affiliates	(888,332)	34,573
Net decrease in derivative trading account payable to affiliate	(929)	—
Other operating activities, net	128	135,952

Net cash (used in) provided by operating activities	(862,021)	255,888

Investing Activities
Proceeds from maturities of securities held-to-maturity	—	1,212
Proceeds from sales and maturities of securities available-for-sale	—	626,264
Collections of loans outstanding	—	722,254
Proceeds from sales of loans to affiliates	—	255,786

Net cash provided by investing activities	—	1,605,516

Financing Activities
Net decrease in securities sold under agreements to repurchase	—	(612,224)
Distribution of capital to Parent	(7,489,111)	—

Net cash used in financing activities	(7,489,111)	(612,224)

Net (decrease) increase in cash and cash equivalents	(8,351,132)	1,249,180
Cash and cash equivalents at beginning of period	15,361,616	11,591,254

Cash and cash equivalents at end of period	$7,010,484	$12,840,434

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Changes in Members’ Equity

(Dollars in Thousands)

	Contributed Equity	Undistributed Income	Accumulated Other Comprehensive Income (Loss) (1)	Total Members’ Equity	Comprehensive Income (Loss)
Balance on December 31, 2001	$13,395,436	$1,801,675	$17,527	$15,214,638
Net income	—	85,722	—	85,722	$85,722
Other comprehensive income	—	—	(11,822)	(11,822)	(11,822)

Comprehensive income	—	—	—	—	$73,900

Balance on March 31, 2002	$13,395,436	$1,887,397	$5,705	$15,288,538

Balance on December 31, 2002	$12,259,448	$2,059,923	$—	$14,319,371
Net income	—	21,685	—	21,685	$21,685

Comprehensive income	—	—	—	—	$21,685

Distributions	(7,489,111)	—	—	(7,489,111)

Balance on March 31, 2003	$4,770,337	$2,081,608	$—	$6,851,945

(1)	Changes in Accumulated Other Comprehensive Income (Loss) includes after-tax net unrealized gains (losses) on securities available for sale.

See accompanying notes to financial statements.

Main Place Funding, LLC

Notes to Financial Statements

Note 1 – Description of Business

Main Place Funding, LLC (“Main Place”), a Delaware limited liability company, is a subsidiary of Bank of America, N.A. (the “Parent”), which is a wholly owned indirect subsidiary of Bank of America Corporation (the “Corporation”).

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

Under these expanded powers, Main Place has entered into the business of entering into financial warranty agreements in favor of third parties for a fee. As of March 31, 2003, Main Place has entered into three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The information contained in the financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period classifications. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from these estimates. Significant estimates made by management are discussed in these footnotes as applicable. Accounting policies followed in the presentation of interim financial results are presented in Note 2 on pages 16 to 18 of the Annual Report on Form 10-K for the year ended December 31, 2002.

Recently Issued Accounting Pronouncements

FASB Interpretation No. 45, ”Guarantor’s Accounting and Disclosure Requirements for Guarantees”, (FIN 45) was issued in November 2002. FIN 45 requires that a liability be recognized at the inception of certain guarantees for the fair value of the obligation, including the ongoing obligation to stand ready to perform over the term of the guarantee. Guarantees, as defined in FIN 45, include contracts that contingently require Main Place to make payments to a guaranteed party based on changes to an asset, liability or equity security of the guaranteed party, performance guarantees, indemnification agreements or indirect guarantees of indebtedness of others. This new accounting was effective for certain guarantees issued or modified after December 31, 2002. In addition, FIN 45 requires certain additional disclosures that are located in Note 3. Management does not expect that the adoption of FIN 45 will have a material impact on Main Place’s results of operations or financial condition.

Note 3 – Derivatives – Financial Warranty Agreements

Main Place has entered into the business of entering into financial warranty agreements in favor of third parties for a fee. As of March 31, 2003, Main Place has entered into three financial warranty agreements with third party trusts, in an aggregate amount of $728 million. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Net trading account profits and fees from these agreements totaled $63 thousand for the first quarter of 2003.

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

On December 20, 2002, Main Place entered into a financial warranty agreement with the Parent, filed on the third quarter 10-Q as Exhibit 10.1. Under the terms of this agreement, the Parent provided a financial warranty in favor of Main Place in the amount of up to $180.3 million, corresponding to Main Place’s obligations under the financial warranty in favor of Pioneer Principal Protection Trust on behalf of its series, Pioneer Protected Principal Plus Fund.

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

On November 13, 2002, Main Place entered into a financial warranty agreement with the Parent, filed on the third quarter 10-Q as Exhibit 10.2. Under the terms of this agreement, the Parent provided a financial warranty in favor of Main Place in the amount of up to $265.9 million, corresponding to Main Place’s obligations under the financial warranty in favor of Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Fundamental Growth Principal Protected Fund.

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

On November 13, 2002, Main Place entered into a financial warranty agreement with the Parent, filed on the third quarter 10-Q as Exhibit 10.3. Under the terms of this agreement, the Parent provided a financial warranty in favor of Main Place in the amount of up to $335.8 million, corresponding to Main Place’s obligations under the financial warranty in favor of Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Basic Value Principal Protected Fund.

The financial warranty amount of $335.8 million represents the maximum potential exposure of these agreements. There is no specific collateral associated with the financial warranty agreements.

Note 4 – Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. As of March 31, 2003 and December 31, 2002, Main Place had $7.0 billion and $14.3 billion, respectively, of time deposits placed with the Parent. Remaining amounts disclosed within cash and cash equivalents represent cash balances maintained with the Parent. Interest income on time deposits placed with the Parent for the three months ended March 31, 2003 and 2002 was $34.0 million and $49.8 million, respectively. On February 28, 2003, Main Place distributed $7.5 billion of its time deposits to the Parent as a return of capital.

The Parent has entered into financial warranty agreements with Main Place. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place in an aggregate amount of $728.0 million, which corresponds with Main Place’s obligations under financial warranty agreements in favor of third parties. During the first quarter of 2003, Main Place paid $1.1 million of fees to the Parent related to these agreements.

Due to affiliates as of March 31, 2003 and December 31, 2002 were $167.6 million and $1.1 billion, respectively. The March 31, 2003 balance is composed entirely of income tax payable to the Parent of $167.6 million. The December 31, 2002 balance was composed primarily of a $900.5 million payable that was a result of an operational error made during the distribution of loans to the Parent in December 2002. The $900.5 million payable was settled during January 2003.

The Parent performs all of the operational services for Main Place and since Main Place is a wholly-owned subsidiary of the Parent, no charges are incurred by Main Place. Main Place would be required to pay for these services if they were performed by a party other than the Parent.

Note 5 – Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires the disclosure of the estimated fair values of financial instruments. The fair value of an instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Fair values of items for which no quoted market prices exist have been derived based on management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. The estimation methods for individual classifications of financial instruments are more fully described below. Different assumptions could significantly affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual instruments’ values and should not be considered an indication of the fair value of Main Place.

Short – Term Financial Instruments

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

Derivatives

All derivatives are recognized on the balance sheet at fair value.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Total net income was $21.7 million and $85.7 million for the first quarter of 2003 and 2002, respectively. The decrease primarily resulted from decreases in interest income, partially offset by decreases in interest expense on long term debt, reduced funding costs associated with the repurchase agreements and lower operating and tax expenses. Income tax expense was $12.2 million for the three months ended March 31, 2003, compared to $48.2 million for the three months ended March 31, 2002.

Total income for the first quarter of 2003 was $34.0 million, representing a decrease of $114.5 million from the corresponding period in 2002. The decrease was primarily a result of the change in business activities of Main Place, as the remaining loan and available-for-sale securities portfolios were distributed to the Parent on December 20, 2002. Due to this distribution, no loan or securities income was recorded in the quarter ended March 31, 2003. The decrease in total income also includes declines in interest on time deposits placed of $15.8 million, resulting from a reduction of 52 basis points in average yields to 1.19 percent and a reduction in the time deposits placed balance for the $7.5 billion return of capital to the Parent on February 28, 2003.

Total expenses (excluding income taxes) for the first quarter of 2003 were $98 thousand, representing a decrease of $14.4 million compared to the same period in 2002. The decrease includes a decline in interest expense on securities sold under agreements to repurchase of $1.7 million, resulting from the termination of the repurchase agreements in conjunction with the securities distribution to the Parent. Interest expense on long-term debt also declined $8.3 million the first quarter of 2003 as Main Place repaid its remaining debt obligations on May 28, 2002. Due to the distribution of loans to the Parent, no servicing fees on loans were recorded for the quarter ended March 31, 2003. Servicing fees paid to the Parent approximated $4.0 million for the three months ended March 31, 2002 and were included in other operating expenses.

Critical Accounting Estimates and Principles

Main Place’s significant accounting principles are presented in item 7 on page 4 of the Annual Report on Form 10-K for the year ended December 31, 2002 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Within the 90 days prior to the filing date of this report, Main Place carried out an evaluation, under the supervision and with the participation of Main Place’s management, including Main Place’s president and principal financial and accounting officer, of the effectiveness of the design and operation of Main Place’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, Main Place’s president and principal financial and accounting officer concluded that Main Place’s disclosure controls and procedures are effective in timely alerting them to material information relating to Main Place required to be included in Main Place’s periodic SEC filings.

Since the date of the evaluation, there have been no significant changes in Main Place’s internal controls or in other factors that could significantly affect these controls.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

12	Ratio of Earnings to Fixed Charges.

99.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN PLACE FUNDING, LLC

Date: May 13, 2003	/s/ MICHAEL COPPINS
Michael Coppins Treasurer and Senior Vice President/ Principal Financial and Accounting Officer (Principal Financial and Duly Authorized Officer)

CERTIFICATIONS

Main Place Funding, LLC

Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

I, Jonathan Sandelman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Main Place Funding, LLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: May 13, 2003	/s/ JONATHAN SANDELMAN
Jonathan Sandelman President, Main Place Funding, LLC

CERTIFICATIONS

Main Place Funding, LLC

Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

I, Michael Coppins, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Main Place Funding, LLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: May 13, 2003	/s/ MICHAEL COPPINS
Michael Coppins Principal Financial and Accounting Officer, Main Place Funding,

Main Place Funding, LLC

Form 10-Q

Index to Exhibits

Exhibit	Description

12	Ratio of Earnings to Fixed Charges.

99.1	Certification of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002