Form 10-Q
period 2003-06-30
MAIN PLACE FUNDING LLC
filed 2003-08-15
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 333-82040

MAIN PLACE FUNDING, LLC

(Exact name of registrant as specified in its charter)

Delaware	57-0236115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9 W 57th Street New York, NY 10019

(Address of principal executive offices) (Zip Code)

(212) 583-8078

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐     No    ☒

On August 14, 2003, there were no shares of common stock outstanding. As of August 14, 2003, Bank of America, N.A. holds 100 percent membership interest in Main Place.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Main Place Funding, LLC

June 30, 2003 Form 10-Q

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Main Place Funding, LLC

Statement of Income

(Dollars in Thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Income
Interest and fees on loans	$—	$51,887	$—	$130,723
Interest on securities	—	5,638	—	15,167
Interest on time deposits placed	21,744	52,225	55,708	101,997
Gain on sale of securities	—	—	—	10,358
Trading account profits and fees	468	—	531	—
Release of allowance for credit losses	—	5,669	—	5,572

Total income	$22,212	$115,419	$56,239	$263,817

Expenses
Interest on securities sold under agreements to repurchase	—	1,427	—	3,173
Interest on long-term debt	—	7,821	—	16,108
Other operating expenses	76	3,029	174	7,455

Total expenses	76	12,277	174	26,736

Income before income taxes	22,136	103,142	56,065	237,081
Income tax expense	7,969	37,131	20,213	85,349

Net income	$14,167	$66,011	$35,852	$151,732

See accompanying notes to financial statements.

Main Place Funding, LLC

Balance Sheet

(Dollars in Thousands)

	As of June 30 2003	As of December 31 2002

Assets
Cash and cash equivalents	$7,032,572	$15,361,616
Derivative trading account receivable	36,502	37,383
Interest receivable	195	4,435
Other assets	—	48

Total assets	$7,069,269	$15,403,482

Liabilities
Due to affiliates	$175,580	$1,055,943
Derivative trading account payable to affiliate	27,497	28,168
Other liabilities	80	—

Total liabilities	203,157	1,084,111

Member’s Equity
Contributed equity	4,770,337	12,259,448
Undistributed income	2,095,775	2,059,923

Total member’s equity	6,866,112	14,319,371

Total liabilities and member’s equity	$7,069,269	$15,403,482

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Cash Flows

(Dollars in Thousands)

	Six Months Ended June 30
	2003	2002

Operating Activities
Net income	$35,852	$151,732
Reconciliation of net income to net cash (used in) provided by operating activities
Gain on sale of securities	—	(10,358)
Provision for credit losses	—	(5,572)
Deferred income tax benefit expense	—	(672)
Net decrease in derivative trading accounts receivable	881	—
Net decrease in interest receivable	4,240	25,771
Net increase in accounts receivable from affiliates	—	(6,467)
Net (decrease) increase in due to affiliates	(880,363)	61,625
Net decrease in derivative trading account payable to affiliate	(671)	—
Other operating activities, net	128	134,638

Net cash (used in) provided by in operating activities to affiliates	(839,933)	350,697

Investing Activities
Proceeds from maturities of securities held-to-maturity	—	1,902
Proceeds from sales and maturities of securities available-for-sale	—	672,434
Purchase of securities available for sale	—	(674)
Net increase in time deposits placed with affiliates	—	(462,706)
Collections of loans outstanding	—	1,139,833
Proceeds from sales of loans to affiliates	—	2,771,182

Net cash provided by investing activities	—	4,121,971

Financing Activities
Net decrease in securities sold under agreements to repurchase	—	(634,230)
Retirement of Long term Debt	—	(1,500,000)
Distribution of Capital to Parent	(7,489,111)	—

Net cash used in financing activities	(7,489,111)	(2,134,230)

Net (decrease) increase in cash and cash equivalents	(8,329,044)	2,338,438
Cash and cash equivalents at beginning of period	15,361,616	350,405

Cash and cash equivalents at end of period	7,032,572	$2,688,843

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Changes in Member’s Equity

(Dollars in Thousands)

	Contributed Equity	Undistributed Income	Accumulated Other Comprehensive Income (Loss) (1)	Total Member’s Equity	Comprehensive Income (Loss)

Balance on December 31, 2001	$13,395,436	$1,801,675	$17,527	$15,214,638
Net income	—	151,732	—	151,732	$151,732
Other comprehensive income	—	—	(9,294)	(9,294)	(9,294)

Comprehensive income	—	—	—	—	$142,438

Balance on June 30, 2002	$13,395,436	$1,953,407	$8,233	$15,357,076

Balance on December 31, 2002	$12,259,448	$2,059,923	$—	$14,319,371
Net income	—	35,852	—	35,852	$35,852

Comprehensive income	—	—	—	—	$35,852

Distributions	(7,489,111)	—	—	(7,489,111)
Balance on June 30, 2003	$4,770,337	$2,095,775	$—	6,866,112

(1) Changes in Accumulated Other Comprehensive Income (Loss) includes after-tax net unrealized gains (losses) on securities available for sale.

See accompanying notes to financial statements.

Main Place Funding, LLC

Notes to Financial Statements

Note 1 – Description of Business

Main Place Funding, LLC (“Main Place”), a Delaware limited liability company, is a wholly-owned subsidiary of Bank of America, N.A. (the “Parent”), which is a wholly-owned indirect subsidiary of Bank of America Corporation (the “Corporation”).

Main Place was established originally as a Maryland real estate investment trust to consolidate the acquisition, holding and management of certain closed-end residential mortgage loans owned by certain affiliates of the Corporation. The Parent holds a 100 percent membership interest in Main Place. Main Place is also considered a single-member LLC under current tax law.

On October 21, 2002, Main Place adopted an Amended and Restated Limited Liability Company Agreement, filed under cover of Form 8-K, which removed certain restrictions on the business activities of Main Place and permitting it to engage in any activity and to exercise any powers permitted to limited liability companies under the laws of the State of Delaware.

Under these expanded powers, Main Place has entered into the business of entering into financial contracts with third parties, including financial warranty agreements (as described below). As of June 30, 2003, Main Place has entered into three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

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

Recently Issued Accounting Pronouncements

FASB Interpretation No. 45, ”Guarantor’s Accounting and Disclosure Requirements for Guarantees”, (FIN 45) was issued in November 2002. FIN 45 requires that a liability be recognized at the inception of certain guarantees for the fair value of the obligation, including the ongoing obligation to stand ready to perform over the term of the guarantee. Guarantees, as defined in FIN 45, include contracts that contingently require Main Place to make payments to a guaranteed party based on changes to an asset, liability or equity security of the guaranteed party, performance guarantees, indemnification agreements or indirect guarantees of indebtedness of others. This new accounting pronouncement was effective for certain guarantees issued or modified after December 31, 2002. As Main Place’s financial warranties are considered derivatives under FAS 133, the issuance of FIN 45 did not impact the accounting for these items other then requiring additional disclosures. These disclosures are located in Note 3.

Note 3 – Derivatives – Financial Warranty Agreements

Main Place has entered into the business of entering into financial warranty agreements with third parties. As of June 30, 2003, Main Place has entered into three financial warranty agreements with third party trusts, in an aggregate amount of $750.2 million. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Net trading account profits and fees from these agreements totaled $468 thousand for the second quarter of 2003.

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

Main Place structures these financial warranties to include investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio of the trust to be liquidated and invested in zero-coupon bonds that mature at a preset future date. Main Place is required to fund any shortfall at the preset future date between the value of the trust’s assets and a preset amount. These financial warranties are booked as derivatives and marked to market in the trading portfolio. As stated above, as of June 30, 2003 the notional amount of these financial warranties with third party trusts totaled $750.2 million. Main Place has never made a payment under these products and management believes that the probability of payments under these financial warranties is remote.

Note 4 – Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. As of June 30, 2003 and December 31, 2002, Main Place had $7.0 billion and $14.3 billion, respectively, of time deposits placed with the parent. Remaining amounts disclosed within cash and cash equivalents represent cash balances maintained with the Parent. Interest income on time deposits placed with the Parent for the three and six months ended June 30, 2003 was $21.7 million and $55.7 million, respectively, compared to $52.2 million and $102.0 million for the same prior year periods.

The Parent has entered into financial warranty agreements with Main Place. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place in an aggregate amount of $750.2 million, which corresponds with Main Place’s obligations under financial warranty agreements in favor of third parties. During the second quarter of 2003, Main Place paid $1.1 million of fees to the Parent related to these agreements.

Due to affiliates as of June 30, 2003 and December 31, 2002 were $175.6 million and $1.1 billion respectively. The June 30, 2003 balance is composed entirely of income tax payable to the Parent. The December 31, 2002 balance was composed primarily of a $900.5 million payable that was a result of an operational error made during the distribution of loans to the Parent in December 2002. The $900.5 million payable was settled during January of 2003.

The Parent performs all of the operational services for Main Place and since Main Place is a wholly owned subsidiary of the Parent, no charges are incurred by Main Place. Main Place would be required to pay for these services if a party other than the Parent performed them.

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

Short-Term Financial Instruments

The carrying value of short-term financial instruments, including cash and cash equivalents, repurchase agreements, accounts receivable from affiliates and interest receivable approximates the fair value. These financial instruments generally expose Main Place to limited credit risk, have no stated maturities or have maturities of less than 90 days and carry interest rates that approximate market.

Derivatives

All derivatives are recognized on the balance sheet at fair value.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Conditions

Prior to October 2002, Main Place was engaged in the business of consolidating, holding and managing certain closed-end residential mortgage loans owned by certain affiliates of Bank of America Corporation, Main Place’s indirect corporate parent. In October 2002, Main Place ceased these prior business activities and entered into the business of entering into financial warranty agreements in favor of third parties for a fee. Accordingly, Main Place’s results of operations and financial condition as of and for the three and six months ended June 30, 2003 and 2002 are not comparable and should not be relied upon as indicative of future comparative periods.

Total net income for the second quarter and first six months of 2003 was $14.2 million and $35.9 million, respectively, representing a decrease of $51.8 million and $115.9 million from the corresponding periods in 2002. The decrease was primarily a result of the change in business activities of Main Place, as the remaining loan and available-for-sale securities portfolios were distributed to the Parent on December 20, 2002. Due to the distribution, no loans or securities income was recorded in the first six months of 2003. Income tax expense for the second quarter and first six months of 2003 was $8.0 million and $20.2 million, respectively, compared to $37.1 million and $85.3 million, respectively, from the corresponding periods in 2002.

Total income for the second quarter and first six months of 2003 was $22.2 million and $56.2 million, respectively, representing a decrease of $93.2 million, and $207.6 million, respectively from the corresponding periods in 2002. The decrease was primarily a result of the change in business activities of Main Place, as the remaining loan and available-for-sale securities portfolios were distributed to the Parent on December 20, 2002. Due to the distribution, no loans or securities income was recorded in the first six months.

Total expenses (excluding income taxes) for the second quarter and first six months of 2003 were $76 thousand and $174 thousand respectively, representing a decrease of $12.2 million and $26.6 million compared to the same periods in 2002. The decrease includes a decline in interest expense on securities sold under agreement to repurchase of $1.4 million and $3.2 million, respectively, resulting from the termination of the repurchase agreements in conjunction with the securities distribution to the Parent. Interest expense on long-term debt also declined $7.8 million and $16.1 million respectively, as Main Place repaid its remaining debt obligations on May 28, 2002. Due to the distribution of loans to the Parent, no servicing fees on loans were recorded for the first six months of 2003. Servicing fees paid to the Parent approximated $3.1 million and $7.5 million for the second quarter and first six months of 2002 and were included in other operating expenses.

Critical Accounting Estimates and Principles

Main Place’s significant accounting principles are presented in Note 2 on page 16-18 of the Annual Report on Form 10-K for the year ended December 31, 2002 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of Main Place’s accounting principles require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment in applying the critical accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

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

Item 4.    Controls and Procedures

Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, Main Place carried out an evaluation, with the participation of Main Place’s management, including Main Place’s President and Principal Financial and Accounting Officer, of the effectiveness of Main Place’s disclosure controls and procedures (as defined under Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Main Place’s President and Principal Financial and Accounting Officer, concluded that Main Place’s disclosure controls and procedures are effective in timely alerting them to material information relating to Main Place required to be included in Main Place’s periodic SEC filings. There has been no change in Main Place’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, Main Place’s internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

        (a)  Exhibits:

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)  Reports on Form 8-K:

  None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Main Place Funding, LLC

Date: August 14, 2003	By:	/s/ Michael Coppins
Michael Coppins Principle Financial and Accounting Officer

Main Place Funding, LLC

Form 10-Q

Index to Exhibits

Exhibit	Description
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002