Form 10-Q
period 2003-09-30
MAIN PLACE FUNDING LLC
filed 2003-11-14
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

On November 14, 2003, there were no shares of common stock outstanding. As of November 14, 2003, Bank of America, N.A. holds 100 percent membership interest in Main Place.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Main Place Funding, LLC

September 30, 2003 Form 10-Q

		Page
Part I.	Financial Information

Item 1.	Financial Statements

	Statement of Income for the Three and Nine Months Ended September 30, 2003 and 2002	3

	Balance Sheet as of September 30, 2003 and December 31, 2002	4

	Statement of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	5

	Statement of Changes in Member’s Equity for the Nine Months Ended September 30, 2003 and 2002	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	10

Item 4.	Controls and Procedures	11

Part II.	Other Information

Item 5.	Other Events	12

Item 6.	Exhibits and Reports on Form 8-K	12

Signature		13

Index to Exhibits		14

	Exhibit 10.1: Financial Warranty agreement between Oppenheimer Principal Protected Trust II on behalf of its series, Oppenheimer Principal Protected Main Street Fund II, OppenheimerFunds, Inc and Main Place Funding, LLC, Dated October 31, 2003.	14

	Exhibit 10.2: Financial Warranty agreement with Bank of America, N.A. With respect to the Oppenheimer Principal Protected Trust II	15

	Exhibit 31.1: Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31

	Exhibit 31.2: Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	33

	Exhibit 32.1: Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	35

	Exhibit 32.2: Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	36

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Main Place Funding, LLC

Statement of Income

(Dollars in Thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Income
Interest and fees on loans	$—	$29,844	$—	$160,567
Interest on securities	—	6,385	—	21,552
Interest on time deposits placed	17,443	58,436	73,151	160,433
Gain on sale of securities	—	—	—	10,358
Trading account profit and fees	(448)	—	83	—
Provision for (release of) allowance for credit losses	—	521	—	6,093

Total income	$16,995	$95,186	$73,234	$359,003

Expenses
Interest on securities sold under agreements to repurchase	—	1,093	—	4,267
Interest on long-term debt	—	—	—	16,108
Other general and operating expenses	108	871	282	8,326

Total expenses	108	1,964	282	28,701

Income before income taxes	16,887	93,222	72,952	330,302
Income tax expense	6,023	33,110	26,236	118,459

Net income	$10,864	$60,112	$46,716	$211,843

See accompanying notes to financial statements.

Main Place Funding, LLC

Balance Sheet

(Dollars in Thousands)

	As of September 30 2003	As of December 31 2002
Assets
Cash and cash equivalents	$7,050,700	$15,361,616
Derivative trading account receivable	33,211	37,383
Interest receivable	196	4,435
Other assets	—	48

Total assets	$7,084,107	$15,403,482

Liabilities
Due to affiliates	$182,071	$1,055,943
Derivative trading account payable to affiliate	25,016	28,168
Other liabilities	44	—

Total liabilities	207,131	1,084,111

Member’s Equity
Contributed equity	4,770,337	12,259,448
Undistributed income	2,106,639	2,059,923

Total member’s equity	6,876,976	14,319,371

Total liabilities and member’s equity	$7,084,107	$15,403,482

See accompanying notes to financial statements.

Statement of Cash Flows

(Dollars in Thousands)

	Nine Months Ended September 30
	2003	2002
Operating Activities
Net income	$46,716	$211,843
Reconciliation of net income to cash (used in) provided by operating activities
Gain on sale of securities	—	(10,358)
Provision for credit losses	—	(6,093)
Deferred income tax benefit	—	(484)
Net decrease in derivative trading accounts receivable	4,172	—
Net decrease in interest receivable	4,239	29,033
Net increase in account receivable from affiliates	—	2,881
Net (decrease)/ increase in due to affiliates	(873,872)	89,854
Net decrease in derivative trading accounts payable to affiliate	(3,152)	—
Other operating activities, net	92	136,736

Net cash (used in) provided by operating activities	(821,805)	453,412

Investing Activities
Proceeds from maturities of securities held-to-maturity	—	2,285
Proceeds from sales and maturities of securities available-for-sale	—	709,422
Purchase of securities available for sale	—	(1,008)
Net increase in time deposits placed with affiliates	—	(3,390,043)
Collections of loans outstanding	—	1,296,371
Proceeds from sales of loans to affiliates	—	2,771,182

Net cash provided by investing activities	—	1,388,209

Financing Activities
Net decrease in securities sold under agreements to repurchase	—	(655,255)
Retirement of long-term debt		(1,500,000)
Distribution of capital to parent	(7,489,111)	—

Net cash used in financing activities	(7,489,111)	(2,155,255)

Net decrease in cash and cash equivalents	(8,310,916)	(313,634)
Cash and cash equivalents at beginning of period	15,361,616	350,405

Cash and cash equivalents at end of period	$7,050,700	$36,771

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Changes in Member’s Equity

(Dollars in Thousands)

	Contributed Equity	Undistributed Income	Accumulated Other Comprehensive Income/(Loss) (1)	Total Member’s Equity	Compre- hensive Income/ (Loss)
Balance on December 31, 2001	$13,395,436	$1,801,675	$17,527	$15,214,638
Net income	—	211,843	—	211,843	$211,843
Other comprehensive income	—	—	(8,928)	(8,928)	(8,928)

Comprehensive income	—	—	—	—	$202,915

Balance on September 30, 2002	$13,395,436	$2,013,518	$8,599	$15,417,553

Balance on December 31, 2002	$12,259,448	$2,059,923	$—	$14,319,371
Net income	—	46,716	—	46,716	$46,716

Comprehensive income	—	—	—	—	$46,716

Distributions	(7,489,111)	—	—	(7,489,111)

Balance on September 30, 2003	$4,770,337	$2,106,639	$—	$6,876,976

(1)	Changes in Accumulated Other Comprehensive Income /(Loss) includes after-tax net unrealized gains /(losses) on securities available for sale.

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

On October 21, 2002, Main Place adopted an Amended and Restated Limited Liability Company Agreement, filed under cover of Form 8-K, which removed certain restrictions on the business activities of Main Place and permitted it to engage in any activity and to exercise any powers permitted to limited liability companies under the laws of the State of Delaware.

Under these expanded powers, Main Place commenced the business of entering into financial contracts with third parties, including financial warranty agreements (as described below). As of September 30, 2003, Main Place has entered into three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of the specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The information contained in these financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period classifications. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from these estimates. Significant estimates made by management are discussed in these footnotes as applicable. Accounting policies followed in the presentation of interim financial results are presented in Note 2 on pages 16 to 18 of Main Place’s Annual Report on Form 10-K for the year ended December 31, 2002.

Recently Issued Accounting Pronouncements

FASB Interpretation No. 45, ”Guarantor’s Accounting and Disclosure Requirements for Guarantees”, (FIN 45) was issued in November 2002. FIN 45 requires that a liability be recognized at the inception of certain guarantees for the fair value of the obligation, including the ongoing obligation to stand ready to perform over the term of the guarantee. Guarantees, as defined in FIN 45, include contracts that contingently require Main Place to make payments to a guaranteed party based on changes to an asset, liability or equity security of the guaranteed party, performance guarantees, indemnification agreements or indirect guarantees of indebtedness of others. This new accounting pronouncement was effective for certain guarantees issued or modified after December 31, 2002. Since Main Place’s financial warranties are considered derivatives under FAS 133, the issuance of FIN 45 did not impact the accounting for these items other than requiring additional disclosures. These disclosures are located in Note 3 and 6.

Note 3 – Derivatives – Financial Warranty Agreements

Main Place is in the business of entering into financial warranty agreements with third parties. As of September 30, 2003, Main Place had entered into three financial warranty agreements with third party trusts. The aggregate net asset value of outstanding shares subject to these financial warranty agreements was $716.6 million at September 30, 2003. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Net trading account profits and fees from these agreements totaled ($448) thousand for the third quarter of 2003.

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

On December 20, 2002, Main Place entered into a financial warranty agreement with the Parent. Under the terms of this agreement, the Parent provided a financial warranty in favor of Main Place in the amount of up to $180.3 million, corresponding to Main Place’s obligations under the financial warranty in favor of Pioneer Principal Protection Trust on behalf of its series, Pioneer Protected Principal Plus Fund.

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

On November 13, 2002, Main Place entered into a financial warranty agreement with the Parent. Under the terms of this agreement, the Parent provided a financial warranty in favor of Main Place in the amount of up to $265.9 million, corresponding to Main Place’s obligations under the financial warranty in favor of Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Fundamental Growth Principal Protected Fund.

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

On November 13, 2002, Main Place entered into a financial warranty agreement with the Parent. Under the terms of this agreement, the Parent provided a financial warranty in favor of Main Place in the amount of up to $335.8 million, corresponding to Main Place’s obligations under the financial warranty in favor of Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Basic Value Principal Protected Fund.

On October 31, 2003, Main Place Funding, LLC entered into a fourth financial warranty agreement with Oppenheimer Principal Protected Trust II on behalf of its series, Oppenheimer Principal Protected Main Street Fund II and OppenheimerFunds, Inc. and a corresponding agreement with the Parent. See Note 6.

Main Place structures these financial warranties to include investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio of the trust to be liquidated and invested in zero-coupon bonds that mature at a preset future date. Main Place is required to fund any shortfall at the preset future date between the value of the trust’s assets and a preset amount. These financial warranties are booked as derivatives and marked to market in the trading portfolio. As stated above, as of September 30, 2003 the aggregate net asset value of outstanding shares subject to these financial warranties with third party trusts totaled $716.6 million. Main Place has never made a payment under these products and management believes that the probability of payment under these financial warranties is remote. During the third quarter of 2003, Main Place received $1.5 million in fees related to these financial warranty agreements.

Note 4 – Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. As of September 30, 2003 and December 31, 2002, Main Place had $7.0 billion and $14.3 billion, respectively, of time deposits placed with the Parent. Remaining amounts disclosed within cash and cash equivalents on the accompanying balance sheet represent cash balances maintained with the Parent. Interest income on time deposits placed with the Parent for the three and nine months ended September 30, 2003 was $17.4 million and $73.2 million, respectively, compared to $58.4 million and $160.4 million for the same prior year periods.

The Parent has entered into financial warranty agreements with Main Place. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place in an aggregate amount of $716.6 million, which corresponds with Main Place’s obligations under financial warranty agreements in favor of third parties. During the third quarter of 2003, Main Place paid $1.1 million of fees to the Parent related to these agreements.

Due to affiliates as of September 30, 2003 and December 31, 2002 were $182.1 million and $1.1 billion respectively. The September 30, 2003 balance is composed entirely of income tax payable to the Parent. The December 31, 2002 balance was composed primarily of a $900.5 million payable that was a result of an operational error made during the distribution of loans to the Parent in December 2002. The $900.5 million payable was settled during January of 2003.

The Parent performs all of the operational services for Main Place. Total expenses allocated to Main Place by the Parent were $100 thousand for the nine months ended September 30, 2003 and are included in other general and operating expenses.

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

Note 6 – Subsequent Events

On October 31, 2003, Main Place Funding, LLC entered into a financial warranty agreement with Oppenheimer Principal Protected Trust II on behalf of its series, Oppenheimer Principal Protected Main Street Fund II and OppenheimerFunds, Inc., filed herewith as Exhibit 10.l. The trust is an open-ended diversified investment company registered under the Investment Company Act of 1940, as amended. Under the terms of the agreement, Main Place Funding, LLC has committed to provide, upon satisfaction of certain conditions, a financial warranty in an amount of up to $500 million in order to ensure that the fund is able to redeem all of its outstanding shares on the fund’s maturity date for an amount equal to the aggregate protected amount, as defined in the financial warranty agreement. The last day upon which the financial warranty may be drawn will be determined at the end of the offering period, which is expected to be on or before February 27, 2004. This offering period cannot be extended with out Main Place’s prior written consent. Based upon those conditions, the last date upon which the financial warranty may be drawn is expected to be March 31, 2011.

On October 31, 2003, Main Place entered into a financial warranty agreement with Bank of America, N.A., filed herewith as Exhibit 10.2. Under the terms of this agreement, Bank of America, N.A. provided a financial warranty in favor of Main Place in the amount of up to $500 million, corresponding to Main Place’s obligations under the financial warranty in favor of Oppenheimer Principal Protected Trust II on behalf of its series, Oppenheimer Principal Protected Main Street Fund II .

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Prior to October 2002, Main Place was engaged in the business of consolidating, holding and managing certain closed-end residential mortgage loans owned by certain affiliates of Bank of America Corporation, Main Place’s indirect corporate parent. In October 2002, Main Place ceased these prior business activities and commenced the business of entering into financial warranty agreements in favor of third parties for a fee. Accordingly, Main Place’s results of operations and financial condition as of and for the three and nine months ended September 30, 2003 and 2002 are not comparable and should not be relied upon as indicative of future comparative periods.

Total net income for the third quarter and first nine months of 2003 was $10.9 million and $46.7 million, respectively, representing a decrease of $49.2 million and $165.1 million from the corresponding periods in 2002. The decrease was primarily a result of the change in business activities of Main Place, as the remaining loan and available-for-sale securities portfolios were distributed to the Parent on December 20, 2002. Due to the distribution, no loan or security income was recorded in the first nine months of 2003. Income tax expense for the third quarter and first nine months of 2003 was $6.0 million and $26.2 million, respectively, representing a decrease of $27.1 million, and $92.2 million, respectively from the corresponding periods in 2002.

Total income for the third quarter and first nine months of 2003 was $17.0 million and $73.2 million, respectively, representing a decrease of $78.2 million, and $285.8 million, respectively from the corresponding periods in 2002. The decrease was primarily a result of the change in business activities of Main Place, as the remaining loan and available-for-sale securities portfolios were distributed to the Parent on December 20, 2002. Due to the distribution, no loan or security income was recorded in the first nine months of 2003.

Total expenses (excluding income taxes) for the third quarter and first nine months of 2003 were $108 thousand and $282 thousand respectively, representing a decrease of $1.9 million and $28.4 million compared to the same periods in 2002. The decrease includes a decline in interest expense on securities sold under agreements to repurchase of $1.1 million and $4.3 million, respectively, resulting from the termination of the repurchase agreements in conjunction with the securities distribution to the Parent on December 20, 2002. Interest expense on long-term debt also declined $16.1 million versus the first nine months of 2002, as Main Place repaid its remaining debt obligations on May 28, 2002. Due to the distribution of loans to the Parent, no servicing fees on loans were recorded for the first nine months of 2003. Servicing fees paid to the Parent approximated $900 thousand and $7.8 million for the third quarter and first nine months of 2002 and were included in other general and operating expenses.

Critical Accounting Estimates and Principles

Main Place’s significant accounting principles are presented in Note 2 on page 16-18 of the Annual Report on Form 10-K for the year ended December 31, 2002 and are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Some of Main Place’s accounting principles require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment in applying the critical accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

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

Accrued Taxes

Main Place’s operating results are included in the consolidated federal income tax return of the Corporation. The method of allocating federal income tax expense is determined under a tax allocation agreement between Main Place and the Corporation. This allocation agreement specifies that income tax expense will be computed for all subsidiaries on a separate company method, taking into account tax planning strategies and the tax position of the consolidated group. Accrued taxes represent the net estimated amount due or to be received from the Corporation.

Item 4.	Controls and Procedures

Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, Main Place carried out an evaluation, with the participation of Main Place’s management, including Main Place’s President and Principal Financial and Accounting Officer, of the effectiveness of Main Place’s disclosure controls and procedures (as defined under Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Main Place’s President and Principal Financial and Accounting Officer, concluded that Main Place’s disclosure controls and procedures are effective in timely alerting them to material information relating to Main Place required to be included in Main Place’s periodic SEC filings. There has been no change in Main Place’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Main Place’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 5.	Other Events

On October 31, 2003, Main Place Funding, LLC entered into a financial warranty agreement with Oppenheimer Principal Protected Trust II on behalf of its series, Oppenheimer Principal Protected Main Street Fund II and OppenheimerFunds, Inc., filed herewith as Exhibit 10.1. See comments on Note 6 (Page 10). The trust is an open-ended diversified investment company registered under the Investment Company Act of 1940, as amended. Under the terms of the agreement, Main Place Funding, LLC has committed to provide, upon satisfaction of certain conditions, a financial warranty in an amount of up to $500 million in order to ensure that the fund is able to redeem all of its outstanding shares on the fund’s maturity date for an amount equal to the aggregate protected amount, as defined in the financial warranty agreement.

On October 31, 2003, Main Place entered into a financial warranty agreement with Bank of America, N.A., filed herewith as Exhibit 10.2. Under the terms of this agreement, Bank of America, N.A. provided a financial warranty in favor of Main Place in the amount of up to $500 million, corresponding to Main Place’s obligations under the financial warranty in favor of Oppenheimer Principal Protected Trust II on behalf of its series, Oppenheimer Principal Protected Main Street Fund II.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Financial Warranty agreement between Oppenheimer Principal Protected Trust II on behalf of its series, Oppenheimer Principal Protected Main Street Fund II, OppenheimerFunds, Inc and Main Place Funding, LLC, Dated October 31, 2003, incorporated herewith by reference to Exhibit (h) (i) of Oppenheimer Principal Trust II’s Registration Form N-1A (No 333-108093), as amended and filed with the Securities and Exchange Commission on November 6, 2003

10.2	Financial Warranty agreement with Bank of America, N.A., with respect to Oppenheimer Principal Protected Trust II, dated October 31, 2003

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Main Place Funding, LLC

Date: November 14, 2003	/s/ Michael Coppins
Michael Coppins Principal Financial and Accounting Officer

Main Place Funding, LLC

Form 10-Q

Index to Exhibits

Exhibit	Description

10.1	Financial Warranty agreement between Oppenheimer Principal Protected Trust II on behalf of its series, Oppenheimer Principal Protected Main Street Fund II, OppenheimerFunds, Inc and Main Place Funding, LLC, Dated October 31, 2003, incorporated herewith by reference to Exhibit (h) (i) of Oppenheimer Principal Trust II’s Registration Form N-1A (No 333-108093), as amended and filed with the Securities and Exchange Commission on November 6, 2003

10.2	Financial Warranty agreement with Bank of America, N.A., with respect to Oppenheimer Principal Protected Trust II, dated October 31, 2003

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002