Form 10-K
period 2003-12-31
MAIN PLACE FUNDING LLC
filed 2004-03-30
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number     333-74817

MAIN PLACE FUNDING, LLC

(Exact name of registrant as specified in its charter)

Delaware	57-0236115
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9 W 57th Street New York, NY 10019

(Address of principal executive offices) (Zip Code)

(212) 583-8078

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of June 30, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $0.

On March 30, 2004, there were no shares of common stock outstanding. As of March 30, 2004, Bank of America, N.A. holds 100 percent membership interest in Main Place.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION

I (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION I (2) OF THE FORM 10-K.

Documents Incorporated by reference: None

PART I

Item 1. BUSINESS

General

Main Place Funding, LLC (“Main Place” or “the Company”), a Delaware limited liability company, is a subsidiary of Bank of America, N.A. (the “Parent”), which is a wholly owned indirect subsidiary of Bank of America Corporation (the “Corporation”). On April 28, 1999, BankAmerica Corporation changed its name to Bank of America Corporation. On July 5, 1999, NationsBank, N.A. changed its name to Bank of America, N.A. On July 23, 1999, Bank of America, N.A. merged into Bank of America NT&SA, and the surviving entity of that merger changed its name to Bank of America, N.A.

Main Place is the successor by merger of Main Place Real Estate Investment Trust (“MPREIT”) with and into Main Place. MPREIT was established on October 29, 1996 as a Maryland real estate investment trust to consolidate the acquisition, holding and management of certain closed-end residential mortgage loans owned by certain affiliates of the Corporation. MPREIT was the successor by merger of Main Place Funding Corporation (“MPFC”) with and into MPREIT on November 1, 1996. On October 15, 1998, Main Place Holdings Corporation, the former parent of MPREIT, merged with and into Main Place, and on December 23, 1998, MPREIT merged with and into Main Place, its parent company.

As a result of the December 23, 1998 merger, the Parent held a 99 percent membership interest in Main Place. Main Place Trust, a Delaware business trust, held the other 1 percent membership interest. In connection with the merger of MPREIT with and into Main Place, all outstanding MPREIT Class A Trust Shares were cancelled. All outstanding MPREIT Class B Trust Shares were converted into rights to receive cash. In connection with the merger with MPREIT, Main Place assumed MPREIT’s obligations under the Series 1995-2 and Series 1997-1 mortgage-backed bonds. On August 15, 2002, Main Place Trust was liquidated into the Parent. Currently the Parent holds a 100 percent membership interest in Main Place.

On October 21, 2002, Main Place adopted an Amended and Restated Limited Liability Company Agreement which removed certain restrictions on the business activities of Main Place permitting it to engage in any activity and to exercise any powers permitted to limited liability companies under the laws of the State of Delaware. As a result, Main Place entered into the business of providing financial warranty agreements in favor of third parties for a fee.

Financial Warranty Agreements

As of December 31, 2003, Main Place had four financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each warranty agreement entered into by Main Place with a third party trust, Main Place has also entered into a corresponding financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third party trusts.

Main Place’s financial warranties are structured to include investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio of the relevant trust to be liquidated and invested in zero-coupon bonds and/or corporate bonds that mature at a preset future date. Main Place is required to fund any shortfall at the preset future date between the value of the trust’s assets and a preset amount. These financial warranties are recorded as derivatives on the balance sheet and marked to market in the statement of income. As of December 31, 2003, the aggregate net asset value of outstanding shares subject to these financial warranties with third party trusts totaled $685.8 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

Pioneer Principal Protection Trust Agreement

On October 29, 2002, Main Place entered into a financial warranty agreement with Pioneer Principal Protection Trust on behalf of its series Pioneer Protected Principal Plus Fund and Pioneer Investment Management, Inc. The trust is an open-ended diversified, registered investment company registered under the Investment Company Act of 1940, as amended. Under the terms of the agreement, Main Place provided a financial warranty to the trust in the amount of up to $180.3 million in order to ensure that the trust is able to redeem all of the outstanding shares of the series on the maturity date, as defined in the financial warranty agreement. The last day upon which the financial warranty may be drawn is January 8, 2010.

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

Merrill Lynch Principal Protected Trust Agreements

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

On November 1, 2002, Main Place entered into a second financial warranty agreement with Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Basic Value Principal Protected Fund and Fund Asset Management, L.P. Under the terms of the agreement, Main Place provided a financial warranty in the amount of up to $335.8 million in order to ensure that the trust is able to redeem all of the outstanding shares of the series on the maturity date, as defined in the financial warranty agreement. The last day upon which the financial warranty may be drawn is December 1, 2009.

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

Oppenheimer Principal Protected Trust II Agreement and Related Termination

On October 31, 2003, Main Place entered into a financial warranty agreement with Oppenheimer Principal Protected Trust II on behalf of its series, Oppenheimer Principal Protected Main Street Fund II and OppenheimerFunds, Inc. The trust is an open-ended diversified investment company registered under the Investment Company Act of 1940, as amended. Under the terms of the agreement, Main Place committed to provide, upon completion of the Fund’s offering period on February 4th, 2004, a financial warranty in the amount of up to $500 million in order to ensure that the trust is able to redeem all of the outstanding shares of the series on the maturity date as defined in the financial warranty agreement, for an amount equal to the aggregate protected amount.

On October 31, 2003, Main Place entered into a financial warranty agreement with the Parent. Under the terms of this agreement, the Parent provided a financial warranty in favor of Main Place in the amount of up to $500 million, corresponding to Main Place’s obligations under the financial warranty in favor of Oppenheimer Principal Protected Trust II on behalf of its series, Oppenheimer Principal Protected Main Street Fund II.

On January 20, 2004, a termination agreement was entered into among Main Place, the Parent, OppenheimerFunds, Inc and Oppenheimer Principal Protected Trust II on behalf of its series, Oppenheimer Principal Protected Main Street Fund II. Under the terms of the termination agreement, Main Place is no longer committed to provide the financial warranty discussed above. No warranty was issued under the financial warranty agreement, as the Fund’s offering period had not been completed prior to termination. On January 20, 2004, a termination agreement was entered into among Main Place and the Parent. Under the terms of this termination agreement, the Parent is no longer committed to provide the financial warranty discussed above. Consistent with Main Place’s warranty with Oppenheimer Principal Protected Trust II, no warranty was issued under the financial warranty agreement.

Item 2. PROPERTIES

Main Place does not own or lease any physical property.

Item 3. LEGAL PROCEEDINGS

Main Place has no material legal actions or proceedings pending against it.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted in accordance with General Instruction I (2) (c) to Form 10-K.

Item 5. MARKET FOR THE REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of Main Place’s membership interests are owned by the Parent, and as a result there is no established public trading market for the stock. Main Place may from time to time make distributions to the Parent. Main Place distributed $1.1 billion in assets and $7.5 billion in cash and cash equivalents to the Parent in 2002 and 2003, respectively. There are no limitations on Main Place’s ability to make distributions to Parent contained in its Amended and Restated Limited Liability Company Agreement, the financial warranty agreements, any forms of indebtedness or guarantees, or other agreements.

Main Place does not have any equity compensation plans under which its equity securities are issued. Main Place did not issue any equity securities during 2003.

Item 6. SELECTED FINANCIAL DATA

Omitted in accordance with General Instruction I (2) (c) to Form 10-K.

PART II

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Main Place’s primary business activity through 2002 was the issuance and sale of mortgage-backed bonds and the acquisition, ownership, holding and pledging of related mortgage notes and other assets serving as collateral in connection therewith. On October 21, 2002, Main Place amended its Limited Liability Company Agreement, which allowed it to enter into financial warranty agreements in favor of third parties and with the Parent during the fourth quarter of 2002. In December 2002, Main Place distributed available-for-sale securities and mortgage loans to the Parent. Main Place’s primary business activity in 2003 and beyond is presently expected to be entering into financial warranty agreements in favor of third parties for a fee. Due to the change in business activities and the distribution of assets to the Parent in 2002, the results in 2002 and 2001 are not indicative of future results of Main Place, which are expected to reflect only trading account activity from the issuance of financial warranties.

The financial condition and results of operations for 2001 reflect Main Place’s operations in its prior line of business for an entire fiscal year. The financial condition and results of operations for 2002 reflect Main Place’s operations in its prior line of business for approximately ten months and in its current line of business for approximately two months.

However, the financial condition and results of operations for 2003 reflect Main Place’s operations in its current line of business for the entire fiscal year. Accordingly, the following discussion of Main Place’s financial condition and results of operation for 2001, 2002 and 2003 is not comparable and should not be unduly relied upon as an indicator of future performance.

2003 compared to 2002

Total net income was $57.4 million and $258.2 million for the years ended December 31, 2003 and 2002, respectively. The decrease primarily resulted from decreases in interest income, offset by decreases in interest expense and lower operating and tax expenses. The decrease in interest income and decrease in interest expense is due to the change in Main Place’s primary business operations and contributed to a corresponding decrease in tax expense.

Total income for the year ended December 31, 2003 was approximately $90.0 million, representing a decrease of $342.8 million compared to 2002. The decrease includes a decline in interest and fees on loans from $174.7 million for the year ended December 31, 2002 to $0 for the year ended December 31, 2003 due to the distribution of the remaining loan portfolio to the Parent on December 20, 2002 in connection with Main Place’s change in business operations. Interest on time deposits placed also declined $124.2 million due mainly to the distribution of $7.5 billion of time deposits to the Parent as a return of capital. Income for 2003 also includes $297 thousand in trading losses and fees related to the financial warranty agreements.

Total expenses (excluding income taxes) for the year ended December 31, 2003 were $282 thousand, representing a decrease of $29.0 million compared to 2002. The decrease primarily relates to a decline in interest expense on long-term debt of $16.1 million, due to Main Place’s repayment of its remaining debt obligation in May 2002.

2002 compared to 2001

Total net income was $258.2 million and $505.5 million for the years ended December 31, 2002 and 2001, respectively. The decrease primarily resulted from decreases in interest income, partially offset by decreases in interest expense on long-term debt and reduced funding costs associated with repurchase agreements. Income tax expense was $145.3 million for the year ended December 31, 2002. Income tax expense for the year ended December 31, 2001 was $303.3 million.

Liquidity & Capital Resources

Main Place’s primary source of liquidity is its cash and cash equivalents on hand and interests income thereon. At December 31, 2003, Main Place had approximately $6.9 billion in cash and cash equivalents, which were held as time deposits with the Parent. Main Place holds cash primarily to fund its obligations under its financial warranty agreements, if necessary, and for ongoing operating expense. At December 31, 2003, Main Place’s maximum obligation under the financial warranties was $685.8 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

On February 28, 2003, Main Place made a cash distribution of $7.5 billion to the Parent as a distribution of capital. Main Place may from time to time distribute additional cash or assets to the Parent. There are no limitations on Main Place’s ability to make such distributions.

Critical Accounting Estimates and Principles

Main Place’s significant accounting principles are described in Note 2 of the financial statements and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of Main Place’s accounting principles require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment in applying the accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

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

Derivative Assets and Liabilities

Main Place engages in trading-related and derivative activities. The management process related to the derivative positions is discussed in detail in the Quantitative and Qualitative Disclosures About Market Risk section in Item 7A. Derivative positions are recorded on the balance sheet at fair value. Valuations for derivative assets and liabilities not traded on an exchange, or over the counter, are obtained using mathematical models that require inputs of external rates and prices to generate a continuous yield or pricing curves used to value the positions. Pricing risk is greater for positions with either option-based or longer-dated attributes where inputs are not readily available and model-based extrapolations of rate and price scenarios are used to generate valuations. In these situations, this risk is mitigated through the use of valuation adjustments.

Income Taxes

Main Place estimates tax expense based on the amount it expects to owe various tax authorities as part of a tax allocation agreement with the Corporation. Taxes are discussed in more detail in Note 8 of the financial statements. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, Main Place assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of its tax position.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Trading profits and fees represent the amount earned from derivative positions. Derivative positions are marked to market and are recorded based on management’s assessment of market value using market indicators and mathematical models. Trading profits and fees can be volatile and are largely driven by general market conditions and customer demand. Profit is dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment.

Main Place has hedged the market risk on the financial warranties by entering into mirror warranties with the Parent. Main Place has determined that the fair value of these derivatives is best modeled as the present value of the fees less expected pay out on the warranties.

There are numerous assumptions and estimates associated with modeling, and actual results could differ. In addition to the regular review of our assumptions, we mitigate these uncertainties through close monitoring and by examining and updating assumptions on an ongoing basis. If the results of our analysis indicate higher than expected levels of risk, proactive measures are taken to adjust risk levels.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required are listed in the Index to Financial Statements and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosures.

Item 9A. CONTROLS AND PROCEDURES

Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, Main Place carried out an evaluation, with the participation of Main Place’s management, including Main Place’s President and Principal Financial and Accounting Officer, of the effectiveness of Main Place’s disclosure controls and procedures (as defined under Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Main Place’s President and Principal Financial and Accounting Officer, concluded that Main Place’s disclosure controls and procedures are effective in timely alerting them to material information relating to Main Place required to be included in Main Place’s periodic SEC filings. There has been no change in Main Place’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, Main Place’s internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted in accordance with General Instruction I (2) (c) to Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Omitted in accordance with General Instruction I (2) (c) to Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted in accordance with General Instruction I (2) (c) to Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted in accordance with General Instruction I (2) (c) to Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal year ended December 31, 2003, the Company engaged PricewaterhouseCoopers LLP, as independent auditors principally to perform the annual audit and to render other services. The following table lists fees paid to PricewaterhouseCoopers LLP, for services rendered in fiscal years 2002 and 2003. Certain amounts for fiscal year 2002 have been reclassified to conform to the fiscal year 2003 presentation.

	2003	2002
Audit Fees	$88,000	$80,000

Audit fees include fees for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of Main Place’s financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal auditor reasonably can provide to a client, such as procedures related to audit of income tax provisions and related reserves, consents and assistance with and review of documents filed with the Securities and Exchange Commission (SEC).

There were no Audit related or Tax related services rendered to Main Place in 2003 or 2002.

Main Place’s management, including Main Place’s president and principal financial and accounting officer, has adopted procedures for pre-approving certain audit and non-audit services provided by the independent auditor. These procedures include reviewing a budget certain for audit and permitted non-audit services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are recurring in nature and therefore anticipated at the time the budget is submitted. Approval from Main Place’s management is required to exceed the budget amount for a particular category of non-audit services and to engage the independent auditor for any non-audit services not included in the budget. For both types of pre-approval, Main Place’s management considers whether such services are consistent with the SEC’s rules on auditor independence. Main Place’s management also considers whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile, and whether the services enhance the Company’s ability to manage or control risks and improve audit quality.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a. The financial statements listed in the Index to Financial Statements are filed as part of this report.

b. No filings were made on Form 8-K during the last quarter of the year ended December 31, 2003.

c. The exhibits filed as part of this report are listed in the Index to Exhibits.

Supplementary Information to be Furnished With Reports filed Pursuant to

Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders during the fiscal year ended December 31, 2003. No annual report or proxy materials will be sent to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Main Place Funding, LLC

Date: March 30, 2004	/s/ Michael Coppins

Michael Coppins Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Sandelman Jonathan Sandelman	President (Principal Executive Officer)	March 30, 2004

/s/ Michael Coppins Michael Coppins	Principal Financial and Accounting Officer	March 30, 2004

Bank of America, N.A.

/s/ Eric Hambleton Eric Hambleton	Managing Member	March 30, 2004

MAIN PLACE FUNDING, LLC

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Auditors	10

Financial Statements

Statement of Income for the Years Ended
December 31, 2003, 2002 and 2001	11

Balance Sheet as of December 31, 2003 and 2002	12

Statement of Cash Flows for the Years Ended
December 31, 2003, 2002 and 2001	13

Statement of Changes in Member’s Equity for the Years Ended
December 31, 2003, 2002 and 2001	14

Notes to Financial Statements	15

Report of Independent Auditors

To the Member of Main Place Funding, LLC:

In our opinion, the accompanying balance sheets and the related statements of income, of changes in member’s equity and of cash flows present fairly, in all material respects, the financial position of Main Place Funding, LLC (the “Company”) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 30, 2004

Main Place Funding, LLC

Statement of Income

(Dollars in Thousands)

	Year Ended December 31,
	2003	2002	2001

Income
Interest and fees on loans	$—	$174,688	$542,268
Interest on securities	—	23,962	132,304
Interest on time deposits placed	90,327	214,554	259,399
Gains on sales of securities	—	10,358	13,417
Gains on sales of loans	—	—	5,571
Trading profits (loss) and fees	(297)	9,276	—

Total income	90,030	432,838	952,959

Expenses
Interest on securities sold under agreements to repurchase	—	5,017	70,928
Interest on long-term debt	—	16,108	69,738
Release of allowance for credit losses	—	(795)	(21,838)
Other general operating expenses	282	8,989	25,276

Total expenses	282	29,319	144,104

Income before income taxes	89,748	403,519	808,855
Income tax expense	32,311	145,271	303,316

Net income	$57,437	$258,248	$505,539

See accompanying notes to financial statements.

Main Place Funding, LLC

Balance Sheet

(Dollars in Thousands)

	December 31,
	2003	2002

Assets
Cash and cash equivalents	$6,910,000	$15,361,616
Derivative assets	30,151	37,383
Interest receivable	365	4,435
Accounts receivable from affiliates	4,221	—
Other assets	—	48

Total assets	$6,944,737	$15,403,482

Liabilities
Accrued expenses due to affiliates	$28,863	$1,055,943
Derivative liability to affiliate	22,704	28,168
Short term borrowings	5,428
Other liabilities	44	—

Total liabilities	57,039	1,084,111

Member’s Equity
Contributed equity	4,770,338	12,259,448
Undistributed income	2,117,360	2,059,923

Total member’s equity	6,887,698	14,319,371

Total liabilities and member’s equity	$6,944,737	$15,403,482

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2003	2002	2001

Operating Activities
Net income	$57,437	$258,248	$505,539
Reconciliation of income to net cash from operating activities:
Gains on sales of securities available-for-sale	—	(10,358)	(13,417)
Gains on sales of loans	—	—	(5,571)
Release of allowance for credit losses	—	(795)	(21,838)
Deferred income tax expense	—	228	9,908
Net decrease/ (increase) in derivative trading account receivable	7,232	(37,383)	—
Decrease in interest receivable	4,070	31,972	41,084
Net (increase)/ decrease in accounts receivable from affiliates	(4,221)	116,109	149,729
Net (decrease)/ increase in accrued expense due to affiliates	(1,027,080)	745,715	(119,245)
Net (decrease)/ increase in derivative trading account payable to affiliate	(5,464)	28,168	—
Other operating activities, net	92	18,697	(2,867)

Net cash (used in)/ provided by operating activities	(967,934)	1,150,601	543,322

Investing Activities
Proceeds from maturities of securities held-to-maturity	—	5,118	4,991
Proceeds from sales and maturities of securities available-for-sale	—	750,890	1,456,365
Purchases of securities available-for-sale	—	(855)	—
Collections of loans outstanding	—	1,486,098	3,044,615
Proceeds from sales of loans to affiliates	—	2,764,045	1,547,415

Net cash provided by investing activities	—	5,005,296	6,053,386

Financing Activities
Net decrease in securities sold under agreements to repurchase from affiliates	—	(885,535)	(1,190,160)
Increase to short term borrowings	5,428	—	—
Retirement of long-term debt	—	(1,500,000)	—
Distribution of capital to the Parent	(7,489,110)	—	(2,500)

Net cash used in financing activities	(7,483,682)	(2,385,535)	(1,192,660)

Net (decrease)/ increase in cash and cash equivalents	(8,451,616)	3,770,362	5,404,048
Cash and cash equivalents at beginning of period	15,361,616	11,591,254	6,187,206
Cash and cash equivalents at end of period	$6,910,000	$15,361,616	$11,591,254

Supplemental cash flow disclosure
Cash paid for interest	$—	$21,972	$142,355
Cash paid for income taxes	149,680	284,644	316,872

Main Place Funding, LLC

Statement of Changes in Member’s Equity

(Dollars in Thousands)

	Contributed Equity	Undistributed Income	Accumulated Other Comprehensive Income (Loss)	Total Member’s Equity	Compre- hensive Income (Loss)
Balance on December 31, 2000	$13,395,436	$1,298,636	$7,243	$14,701,315

Net income	—	505,539	—	505,539	505,539
Other comprehensive income	—	—	10,284	10,284	10,284

Comprehensive income	—	—	—	—	$515,823

Distributions	—	(2,500)	—	(2,500)

Balance on December 31, 2001	$13,395,436	$1,801,675	$17,527	$15,214,638

Net income	—	258,248	—	258,248	258,248
Other comprehensive income	—	—	(17,527)	(17,527)	(17,527)

Comprehensive income	—	—	—	—	$240,721

Distributions	(1,135,988)	—	—	(1,135,988)

Balance on December 31, 2002	$12,259,448	$2,059,923	$—	$14,319,371

Net income	—	57,437	—	57,437	57,437
Other comprehensive income	—	—	—	—	—

Comprehensive income	—	—	—	—	$57,437

Distributions	(7,489,110)	—	—	(7,489,110)

Balance on December 31, 2003	$4,770,338	$2,117,360	$—	$6,887,698

Notes to Financial Statements

Note 1—Description of Business

Main Place Funding, LLC (“Main Place”), a Delaware limited liability company, is a subsidiary of Bank of America, N.A. (the “Parent”), which is a wholly owned indirect subsidiary of Bank of America Corporation (the “Corporation”).

Main Place was established originally as a Maryland real estate investment trust to consolidate the acquisition, holding and management of certain closed-end residential mortgage loans owned by certain affiliates of the Corporation. On August 15, 2002, Main Place Trust, a Delaware business trust, was liquidated into the Parent. The Parent holds a 100 percent membership interest in Main Place. Main Place is considered a single-member LLC under current tax law.

On October 21, 2002, Main Place adopted an Amended and Restated Limited Liability Company Agreement which removed certain restrictions on the business activities of Main Place permitting it to engage in any activity and to exercise any powers permitted to limited liability companies under the laws of the State of Delaware.

Under these expanded powers, Main Place has entered into the business of entering into financial warranty agreements in favor of third parties for a fee. As of December 31, 2003, Main Place had entered into four financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

Note 2—Summary of Significant Accounting Policies

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

Recently Issued Accounting Pronouncements

FASB Interpretation No. 45, ”Guarantor’s Accounting and Disclosure Requirements for Guarantees”, (FIN 45) was issued in November 2002. FIN 45 requires that a liability be recognized at the inception of certain guarantees for the fair value of the obligation, including the ongoing obligation to stand ready to perform over the term of the guarantee. Guarantees, as defined in FIN 45, include contracts that contingently require Main Place to make payments to a guaranteed party based on changes to an asset, liability or equity security of the guaranteed party, performance guarantees, indemnification agreements or indirect guarantees of indebtedness of others. This new accounting pronouncement was effective for certain guarantees issued or modified after December 31, 2002. Since Main Place’s financial warranties are considered derivatives under FAS 133, the issuance of FIN 45 did not impact the accounting for these items other than requiring additional disclosures. These disclosures are located in Note 4 and 6.

On April 30, 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS 149) which is effective for hedging relationships entered into or modified after June 30, 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). The adoption of this rule did not have a material impact on Main Place’s results of operations or financial condition.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, amounts due from affiliated banks and investments in instruments with an original maturity of less than 90 days.

Derivatives

The financial warranty agreements entered into by Main Place meet the definition of derivatives under SFAS 133. All derivatives are recognized on the balance sheet at fair value. Since the derivatives entered into by Main Place are non-exchange traded contracts, fair value is based on a pricing model developed for these instruments. Main Place designates a derivative as trading or for hedging purposes when it enters into a derivative contract. Derivatives designated as trading activities are included in Main Place’s trading portfolio with changes in fair value reflected in trading profits and fees. Currently no derivatives are designated for hedging purposes.

Income Taxes

Main Place is classified as a single-member LLC and, as such, is disregarded as an entity separate from its owners for income tax purposes. The predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements. The accompanying financial statements include an income tax provision for the years ended December 31, 2003, 2002 and 2001 (see Note 8).

There are two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the applicable period. Balance sheet amounts of deferred taxes are recognized on the temporary differences between the basis of assets and liabilities as measured by tax laws and their basis as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods. Recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefit associated with certain temporary differences will be recognized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

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

Note 3—Securities

Gains of approximately $10.4 million were realized on sales of available-for-sale securities during 2002. During the fourth quarter of 2002 Main Place made a fair market value distribution of its remaining securities to the Parent. No gain or loss was recorded on this distribution.

Note 4—Derivatives – Financial Warranty Agreements

On October 29, 2002, Main Place entered into a financial warranty agreement with Pioneer Principal Protection Trust on behalf of its series Pioneer Protected Principal Plus Fund and Pioneer Investment Management, Inc. The trust is an open-ended diversified, registered investment company registered under the Investment Company Act of 1940, as amended. Under the terms of the agreement, Main Place provided a financial warranty to the trust in the amount of up to $180.3 million in order to ensure that the trust is able to redeem all of the outstanding shares of the series on the maturity date, as defined in the financial warranty agreement. The last day upon which the financial warranty may be drawn is January 8, 2010.

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

On October 31, 2003, Main Place Funding, LLC entered into a financial warranty agreement with Oppenheimer Principal Protected Trust II on behalf of its series, Oppenheimer Principal Protected Main Street Fund II and OppenheimerFunds, Inc., filed herewith as Exhibit 10.l. The trust is an open-ended diversified investment company registered under the Investment Company Act of 1940, as amended. Under the terms of the agreement, Main Place Funding, LLC committed to provide, upon completion of the Fund’s offering period on February 4th, 2004, a financial warranty in the amount of up to $500 million in order to ensure that the trust is able to redeem all of the outstanding shares of the series on the maturity date as defined in the financial warranty agreement, for an amount equal to the aggregate protected amount. This agreement was terminated in January 2004 (see Note 10).

On October 31, 2003, Main Place entered into a financial warranty agreement with Bank of America, N.A. Under the terms of this agreement, Bank of America, N.A. provided a financial warranty in favor of Main Place in the amount of up to $500 million, corresponding to Main Place’s obligations under the financial warranty in favor of Oppenheimer Principal Protected Trust II on behalf of its series, Oppenheimer Principal Protected Main Street Fund II. This agreement was terminated in January 2004 (see Note 10).

Main Place structures these financial warranties to include investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio of the relevant trust to be liquidated and invested in zero-coupon bonds that mature at a preset future date. Main Place is required to fund any shortfall at the preset future date between the value of the trust’s assets and a preset amount. These financial warranties are booked as derivatives and marked to market in the trading portfolio. As of December 31, 2003 the aggregate net asset value of outstanding shares subject to these financial warranties with third party trusts totaled $685.8 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

Note 5—Loans

In December 2002, Main Place distributed mortgage loans to the Parent due to the change in Main Place’s business operations. Main Place did not hold any loans on its balance sheet during the year ending December 31, 2003.

Note 6—Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. Main Place had $6.9 billion and $14.3 billion of time deposits placed with the Parent at December 31, 2003 and 2002, respectively. Interest income on time deposits placed with the Parent for the years ended December 31, 2003, 2002 and 2001 was $90.3 million, $214.6 million and $259.4 million, respectively. On February 28, 2003, Main Place distributed $7.5 billion of these time deposits to the Parent as a return of capital.

Accounts receivable from affiliates as of December 31, 2003 was $4.2 million. The receivable was settled during January 2004.

The Parent absorbs substantially all general and administrative expenses incurred by the Company, including but not limited to compensation and incentive benefits and office overhead. The Parent charged the Company a management fee of $100 thousand in 2003.

As described more fully in Note 4, the Parent has entered into financial warranty agreements with Main Place. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place in an aggregate amount of $685.8 million, which corresponds with Main Place’s obligations under financial warranty agreements in favor of third parties.

At December 31, 2003 and 2002 Main Place had no U.S. government securities sold under agreements to repurchase from the Parent or Banc of America Securities LLC, a wholly owned subsidiary of the Corporation, which mature on demand. On December 20, 2002, Main Place terminated its securities sold under agreements to repurchase transactions in conjunction with the distribution of its remaining securities portfolio to the Parent. Interest expense on these securities for the years ended December 31, 2002 and 2001 was $5.0 million and $70.9 million, respectively.

Main Place has previously entered into agreements with the Parent for the servicing and administration of its mortgage loan portfolio. Servicing fees paid to the Parent approximated $8.5 million and $24.4 million for the years ended December 31, 2002 and 2001, respectively, and are included in other general operating expenses on the accompanying statement of income. Servicing fees are based on actual collections on loans.

Accrued expenses due to affiliates at December 31, 2003 and 2002 were $28.9 million and $1.1 billion, respectively.

Short-term borrowings consist of short-term bank loans outstanding of $5,428 at December 31, 2003.

During the years ended December 31, 2002 and 2001, Main Place sold $2.8 billion and $1.5 billion of mortgage loans to the Parent, respectively. Gains on sales of loans sold to the Parent for the year ended December 31, 2001 was $5.6 million. There were no gains or losses on sales of loans in 2002.

Main Place purchased $855 thousand of available-for-sale securities from the Parent during 2002. There were no securities purchased from the Parent during the years ended December 31, 2003 and 2001.

Main Place distributed $268.5 million of available-for-sale securities and $900.5 million of loans to the Parent on December 20, 2002. As these were equity distributions, no gains or losses were recognized on these transactions.

Note 7—Long-Term Debt

On May 28, 2002 Main Place repaid its remaining obligations of $1.5 billion on the Series 1999-1 mortgage-backed bonds. There were no additional bonds outstanding at December 31, 2003.

Note 8—Income Taxes

The components of income tax for the years ended December 31, 2003, 2002 and 2001 are as follows (dollars in thousands):

	2003	2002	2001
Current—expense
Federal	30,929	138,851	273,845
State	1,382	6,192	19,563

	32,311	145,043	293,408

Deferred—expense (benefit)
Federal	—	583	9,480
State	—	(355)	428

	—	228	9,908

Total income tax expense	32,311	145,271	303,316

A reconciliation of the expected federal income tax expense using the federal statutory rate of 35 percent to the actual income tax expense for the years ended December 31, 2003, 2002 and 2001, is as follows (dollars in thousands):

	2003	2002	2001
Expected federal tax expense	31,412	141,232	283,099
Increase (decrease) in taxes resulting from:
State tax expense, net of federal benefit	899	3,794	13,144
Other	0	245	7,073

Total income tax expense	32,311	145,271	303,316

Main Place had no deferred tax assets or liabilities at December 31, 2003 and 2002.

Federal taxes payable to the Corporation, inclusive of state taxes payable to the Parent, was approximately $29 million and $152 million at December 31, 2003 and 2002, respectively, which are included in accrued expenses due to affiliates on the accompanying balance sheet.

Note 9—Fair Values of Financial Instruments

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

Short-Term Financial Instruments

The carrying value of short-term financial instruments, including cash and cash equivalents, repurchase agreements, accounts receivable from and accrued expenses due to affiliates and interest receivable approximates the fair value.

These financial instruments generally expose Main Place to limited credit risk, have no stated maturities or have maturities of less than 90 days and carry interest rates, which approximate market.

Derivatives

All derivatives are recognized on the balance sheet at fair value.

Note 10—Subsequent Events

On January 20, 2004, a termination agreement was entered into among Main Place, the Parent, OppenheimerFunds, Inc and Oppenheimer Principal Protected Trust II on behalf of its series, Oppenheimer Principal Protected Main Street Fund II. Under the terms of the termination agreement, Main Place is no longer committed to provide the financial warranty discussed in Note 4. No warranty was issued under the financial warranty agreement, as the Fund’s offering period had not been completed prior to termination. On January 20, 2004, a termination agreement was entered into among Main Place and the Parent. Under the terms of this termination agreement, the Parent is no longer committed to provide the financial warranty discussed above. Consistent with Main Place’s warranty with Oppenheimer Principal Protected Trust II, no warranty was issued under the financial warranty agreement.

Main Place Funding, LLC

Form 10-K

Index to Exhibits

Exhibit No.		Description

2	(a)	Agreement of Merger merging Main Place Holdings Corporation into Main Place Holdings, LLC, dated as of October 15, 1998. (1)

2	(b)	Agreement and Plan of Merger between Main Place Real Estate Investment Trust and Main Place Funding, LLC, dated as of December 22, 1998. (1)

3	(a)	Limited Liability Company Agreement of Main Place Holdings, LLC, dated as of October 15, 1998. (1)

3	(b)	Amended and Restated Limited Liability Company Agreement of Main Place Funding, LLC, dated as of December 14, 1998. (1)

3	(c)	Amended and Restated Limited Liability Company Agreement of Main Place Funding, LLC, dated as of October 21, 2002. (incorporated by reference from the Report on Form 8-K previously filed on October 21, 2002)

4	(a)	Indenture of Trust dated as of October 31, 1995, between Main Place Funding Corporation and First Trust National Association, pursuant to which Main Place Funding Corporation issued Mortgage-Backed Bonds, Series 1995-2. (incorporated by reference from the Form 8-K previously filed on October 31, 1995)

4	(b)	First Supplemental Indenture of Trust dated as of November 1, 1996 to Indenture of Trust dated as of October 31, 1995 between Main Place Funding Corporation and First Trust National Association, as Trustee. (incorporated by reference from the Form 10-Q previously filed on November 14, 1996)

4	(c)	Indenture of Trust dated as of March 18, 1997, between Main Place Funding Corporation and First Trust National Association, as Trustee. (incorporated by reference from the Form 10-Q previously filed on May 13, 1997)

4	(d)	Second Supplemental Indenture of Trust, dated as of December 23, 1998, between Main Place Funding, LLC and U.S. Bank Trust National Association, as Trustee, in connection with the Indenture of Trust dated as of October 31, 1995. (1)

4	(e)	First Supplemental Indenture of Trust, dated as of December 23, 1998, between Main Place Funding, LLC and U.S. Bank Trust National Association, as Trustee, in connection with the Indenture of Trust dated as of March 18, 1997. (1)

4	(f)	Indenture of Trust dated as of May 25, 1999, between Main Place Funding, LLC and U.S. Bank National Association, as Trustee. (incorporated by reference from the Form 8-K filed on May 25, 1999) 4 (g) Assignment and Assumption Agreement between NationsBank, N.A. and Main Place Trust, dated as of December 14, 1998. (1)

4	(h)	Trust Agreement of Main Place Trust, dated as of December 14, 1998. (1)

10	(a)	Servicing Agreement dated as of July 18, 1995, between Main Place Funding Corporation and NationsBanc Mortgage Corporation. (incorporated by reference from the Current Report on Form 8-K previously filed on July 18, 1995)

10	(b)	Servicing Agreement dated as of October 31, 1995, between Main Place Funding Corporation and NationsBanc Mortgage Corporation. (incorporated by reference from the Current Report on Form 8-K previously filed on October 31,1995)

10	(c)	Servicing Agreement dated November 1, 1996, between Main Place Real Estate Investment Trust and NationsBanc Mortgage Corporation. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November 14, 1996)

10	(d)	Servicing Agreement dated as of November 1, 1996, between Main Place Real Estate Investment Trust and NationsBank, N.A. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November 14, 1996)

10	(e)	Servicing Agreement dated as of March 18, 1997, between Main Place Funding Corporation and NationsBanc Mortgage Corporation. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on May 13, 1997)

10	(f)	Servicing Agreement dated as of May 25, 1999, by and between Main Place Funding LLC and Nationsbanc Mortgage Corporation. (incorporated by reference from the Form 8-K filed on May 25, 1999)

10	(g)	Financial Warranty Agreement by and among Main Place Funding, LLC, Pioneer Investment Management, Inc., and Pioneer Principal Protection Trust on behalf of its series, Pioneer Protected Principal Plus Fund, dated as of October 29, 2002. (incorporated by reference from the Current Report on Form 8-K previously filed and dated as of October 21, 2002)

10	(h)	Financial Warranty Agreement by and between Main Place Funding, LLC and Bank of America, N.A., dated as of November 13, 2002. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November 14, 2002)

10	(i)	Financial Warranty Agreement by and among Main Place Funding, LLC, Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Fundamental Growth Principal Protected Fund and Merrill Lynch Investment Managers, L.P., dated as of November 1, 2002. (incorporated by reference from the Current Report on Form 8-K previously filed and dated as of October 21, 2002)

10	(j)	Financial Warranty Agreement by and between Main Place Funding, LLC and Bank of America, N.A., dated as of November 13, 2002. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November 14, 2002)

10	(k)	Financial Warranty Agreement by and among Main Place Funding, LLC, Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Basic Value Principal Protected Fund and Fund Asset Management, L.P., dated as of November 1, 2002. (incorporated by reference from the Current Report on Form 8-K previously filed and dated as of October 21, 2002)

10	(l)	Financial Warranty Agreement by and between Main Place Funding, LLC and Bank of America, N.A., dated as of November 13, 2002. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November, 14 2002)

10	(m)	Financial Warranty Agreement by and among Main Place Funding, LLC, Oppenheimer Principal Protected Trust II, on behalf of its series Oppenheimer Principal Protected Main Street Fund II and OppenheimerFund, Inc., dated as of October 31, 2003. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed and dated as of November 14, 2003)

10	(n)	Financial Warranty Agreement by and between Main Place Funding, LLC and Bank of America, N.A., dated as of October 31, 2003. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed and dated as of November 14, 2003)

10	(o)	Financial Warranty Agreement by and between Main Place Funding, LLC and Bank of America, N.A., dated as of November 13, 2002. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November, 14 2002)

10(p)	Termination agreement was entered into among Main Place Funding LLC, Bank of America, N.A., a national banking association, OppenheimerFunds, Inc and Oppenheimer Principal Protected Trust II on behalf of its series, Oppenheimer Principal Protected Main Street Fund II, dated January 20, 2004. (incorporated by reference from the Current Report on Form 8-K previously filed and dated as of January 27, 2004)

10(q)	Termination agreement was entered into among Main Place Funding LLC and Bank of America, N.A., dated January 20, 2004 (incorporated by reference from the Current Report on Form 8-K previously filed and dated as of January 27, 2004)

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of President pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Form 10-K previously filed on April 1, 2002