Form 10-Q
period 2004-03-31
MAIN PLACE FUNDING LLC
filed 2004-05-13
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

On May 13, 2004, there were no shares of common stock outstanding. As of May 12, 2004, Bank of America, N.A. holds 100 percent membership interest in Main Place.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H(2) OF THE FORM 10Q.

Main Place Funding, LLC

March 31, 2004 Form 10-Q

		Page
Part I.	Financial Information

Item 1.	Financial Statements

	Statement of Income for the Three Months Ended March 31, 2004 and 2003	3

	Balance Sheet as of March 31, 2004 and December 31, 2003	4

	Statement of Cash Flows for the Three Months Ended March 31, 2004 and 2003	5

	Statement of Changes in Member’s Equity for the Three Months Ended March 31, 2004 and 2003	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	10

Item 4.	Controls and Procedures	11

Part II.	Other Information

Item 5.	Other Events	11

Item 6.	Exhibits and Reports on Form 8-K	13

Signature		14

Index to Exhibits		15

	Exhibit 31.1: Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	16

	Exhibit 31.2: Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

	Exhibit 32.1: Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	18

	Exhibit 32.2: Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Main Place Funding, LLC

Statement of Income

(Dollars in Thousands)

	Three Months Ended March 31
	2004	2003
Income
Interest on time deposits placed	$14,816	33,964
Trading profits (losses) and fees	(219)	63

Total income	$14,597	$34,027

Expenses
Other general and operating expenses	794	98

Total expenses	794	98

Income before income taxes	13,803	33,929
Income tax expense	4,968	12,244

Net income	$8,835	$21,685

See accompanying notes to financial statements.

Main Place Funding, LLC

Balance Sheet

(Dollars in Thousands)

	As of March 31	As of December 31
	2004	2003
Assets
Cash and cash equivalents	$6,924,138	$6,910,000
Derivative assets	27,482	30,151
Interest receivable	185	365
Accounts receivable from affiliates	—	4,221

Total assets	$6,951,805	$6,944,737

Liabilities
Accrued expenses due to affiliates	$34,601	$28,863
Derivative liability to affiliate	20,606	22,704
Short term borrowings	—	5,428
Other liabilities	65	44

Total liabilities	55,272	57,039

Member’s Equity
Contributed equity	4,770,338	4,770,338
Undistributed income	2,126,195	2,117,360

Total member’s equity	6,896,533	6,887,698

Total liabilities and member’s equity	$6,951,805	$6,944,737

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Cash Flows

(Dollars in Thousands)

	Three Months Ended March 31
	2004	2003
Operating Activities
Net income	$8,835	$21,685
Reconciliation of net income to cash from operating activities
Net decrease in derivative assets	2,669	1,226
Decrease in interest receivable	180	4,201
Net decrease in accounts receivable from affiliates	4,221	—
Net increase/ (decrease) in accrued expense due to affiliates	5,738	(888,332)
Net decrease in derivative liability to affiliate	(2,098)	(929)
Other operating activities, net	21	128

Net cash provided by/ (used in) operating activities	19,566	(862,021)

Financing Activities
Decrease in short term borrowings	(5,428)	—
Distribution of capital to the Parent	—	(7,489,111)

Net cash used in financing activities	(5,428)	(7,489,111)

Net increase/ (decrease) in cash and cash equivalents	14,138	(8,351,132)
Cash and cash equivalents at beginning of period	6,910,000	15,361,616

Cash and cash equivalents at end of period	$6,924,138	$7,010,484

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Changes in Member’s Equity

(Dollars in Thousands)

	Contributed Equity	Undistributed Income	Accumulated Other Comprehensive Income	Total Member’s Equity	Comprehensive Income
Balance on December 31, 2002	$12,259,448	$2,059,923	$—	$14,319,371
Net income	—	21,685	—	21,685	$21,685

Comprehensive income	—	—	—	—	$21,685

Distributions	(7,489,111)	—	—	(7,489,111)

Balance on March 31, 2003	$4,770,337	$2,081,608	$—	$6,851,945

Balance on December 31, 2003	$4,770,338	$2,117,360	$—	$6,887,698
Net income	—	8,835	—	8,835	$8,835

Comprehensive income	—	—	—	—	$8,835

Balance on March 31, 2004	$4,770,338	$2,126,195	$—	$6,896,533

See accompanying notes to financial statements.

Main Place Funding, LLC

Notes to Financial Statements

Note 1—Description of Business

Main Place Funding, LLC (“Main Place”), a Delaware limited liability company, is a wholly owned subsidiary of Bank of America, N.A. (the “Parent”), which is a wholly owned indirect subsidiary of Bank of America Corporation (the “Corporation”).

Main Place was established originally as a Maryland real estate investment trust to consolidate the acquisition, holding and management of certain closed-end residential mortgage loans owned by certain affiliates of the Corporation. In August 2002, Main Place Trust, a Delaware business trust, was liquidated into Parent. The Parent holds a 100 percent membership interest in Main Place. Main Place is also considered a single-member LLC under current tax law.

On October 21, 2002, Main Place adopted an Amended and Restated Limited Liability Company Agreement, which removed certain restrictions on the business activities of Main Place and permitted it to engage in any activity and to exercise any powers permitted to limited liability companies under the laws of the State of Delaware.

Under these expanded powers, Main Place has entered into the business of entering into financial warranty agreements in favor of third parties for a fee. As of March 31, 2004, Main Place was a party to three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The information contained in these financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period classifications. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for annual statements. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from these estimates. Significant estimates made by management are discussed in these footnotes as applicable. Accounting policies followed in the presentation of interim financial results are presented in Note 2 on pages 15 to 16 of Main Place’s Annual Report on Form 10-K for the year ended December 31, 2003. These financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2003, and notes included in Main Place’s Form 10-K for the year ended December 31, 2003.

Recently Issued Accounting Pronouncements

FASB Interpretation No. 45, ”Guarantor’s Accounting and Disclosure Requirements for Guarantees”, (FIN 45) was issued in November 2002. FIN 45 requires that a liability be recognized at the inception of certain guarantees for the fair value of the obligation, including the ongoing obligation to stand ready to perform over the term of the guarantee. Guarantees, as defined in FIN 45, include contracts that contingently require

Main Place to make payments to a guaranteed party based on changes to an asset, liability or equity security of the guaranteed party, performance guarantees, indemnification agreements or indirect guarantees of indebtedness of others. This new accounting pronouncement was effective for certain guarantees issued or modified after December 31, 2002. Since Main Place’s financial warranties are considered derivatives under FAS 133, the issuance of FIN 45 did not impact the accounting for these items other than requiring additional disclosures. These disclosures are located in Note 3.

On April 30, 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS 149) which is effective for hedging relationships entered into or modified after June 30, 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). The adoption of this standard did not have a material impact on Main Place’s results of operations or financial condition.

Note 3—Derivatives—Financial Warranty Agreements

Main Place is in the business of entering into financial warranty agreements with third parties. As of March 31, 2004, Main Place was a party to three financial warranty agreements with third party trusts. The aggregate net asset value of outstanding shares subject to these financial warranty agreements was $637.3 million at March 31, 2004. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Net trading account losses from these agreements totaled $219 thousand for the first quarter of 2004.

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

On November 1, 2002, Main Place also entered into a financial warranty agreement with Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Basic Value Principal Protected Fund and

Fund Asset Management, L.P. The trust is an open-ended diversified, registered investment company registered under the Investment Company Act of 1940, as amended. Under the terms of the agreement, Main Place provided a financial warranty in the amount of up to $335.8 million in order to ensure that the trust is able to redeem all of the outstanding shares of the series on the maturity date, as defined in the financial warranty agreement. The last day upon which the financial warranty may be drawn is December 1, 2009.

On November 13, 2002, Main Place also entered into a financial warranty agreement with the Parent. Under the terms of this agreement, the Parent provided a financial warranty in favor of Main Place in the amount of up to $335.8 million, corresponding to Main Place’s obligations under the financial warranty in favor of Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Basic Value Principal Protected Fund.

Main Place structures these financial warranties to include investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio of the relevant trust to be liquidated and invested in zero-coupon bonds that mature at a preset future date. Main Place is required to fund any shortfall at the preset future date between the value of the trust’s assets and a preset amount. These financial warranties are booked as derivatives and marked to market in the trading portfolio. As of March 31, 2004 the aggregate net asset value of outstanding shares subject to these financial warranties with third party trusts totaled $637.3 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

Note 4—Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. As of March 31, 2004 and December 31, 2003, Main Place had approximately $6.9 billion of time deposits placed with the Parent. Remaining amounts disclosed within cash and cash equivalents on the accompanying balance sheet represent cash balances maintained with the Parent. Interest income on time deposits placed with the Parent for the three months ended March 31, 2004 was $14.8 million, compared to $34.0 million for the same prior year period. In February 2003, Main Place distributed $7.5 billion to the Parent as a return of capital.

The Parent has entered into financial warranty agreements with Main Place. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place in an aggregate amount, at March 31, 2004, of $637.3 million, which corresponds with Main Place’s obligations under financial warranty agreements in favor of third parties. During the first quarter of 2004, Main Place paid $1.1 million of fees to the Parent related to these agreements.

Accrued expenses due to affiliates as of March 31, 2004 and December 31, 2003 were $34.6 million and $28.9 million respectively. The March 31, 2004 and the December 31, 2003 balances were comprised primarily of income tax payable to the Parent.

The Parent performs all of the operational services for Main Place. Total expenses allocated to Main Place by the Parent were $25 thousand for the three months ended March 31, 2004 and are included in other general and operating expenses.

Note 5—Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires the disclosure of the estimated fair values of financial instruments. The fair value of an instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Fair values of items for which no quoted market prices exist has been derived based on management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. The estimation methods for individual classifications of financial instruments are more fully described below. Different assumptions could significantly affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual instruments’ values and should not be considered an indication of the fair value of Main Place.

Short-Term Financial Instruments

The carrying value of short-term financial instruments, including cash and cash equivalents, accounts receivable from and accrued expenses due to affiliates and interest receivable approximates the fair value. These financial instruments generally expose Main Place to limited credit risk, have no stated maturities or have maturities of less than 90 days and carry interest rates, which approximate market.

Derivatives

All derivatives are recognized on the balance sheet at fair value.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Total net income for the first quarter 2004 was $8.8 million representing a decrease of $12.9 million from the corresponding period in 2003. The decrease was primarily a result of the change in business activities of Main Place, as $7.5 billion in capital was distributed to the Parent in February 2003. Due to the distribution, interest on time deposits placed decreased. Income tax expense for the first quarter of 2004 was $5.0 million, representing a decrease of $7.3 million from the corresponding period in 2003.

Total income for the first quarter of 2004 was $14.6 million, representing a decrease of $19.4 million from the corresponding period in 2003. The decrease was primarily a result of the change in business activities of Main Place, as $7.5 billion in capital was distributed to the Parent in February 2003. Due to the distribution, interest on time deposits placed decreased by $19.1 million. In addition, trading profits decreased $282 thousand as a result of a decrease in the NAV of the underlying mutual fund series’ covered by the principal protection guarantees.

Total expenses (excluding income taxes) for the first quarter of 2004 were $794 thousand, representing a increase of $696 thousand compared to the same period in 2003.

Liquidity & Capital Resources

Main Place’s primary source of liquidity is its cash and cash equivalents on hand and interests income thereon. At March 31, 2004, Main Place had approximately $6.9 billion in cash and cash equivalents, which were held as time deposits with the Parent. Main Place holds cash primarily to fund its obligations under its financial warranty agreements, if necessary, and for ongoing operating expense. At March 31, 2004, Main Place’s maximum obligation under the financial warranties was $637.3 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

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

Derivative Assets and Liabilities

Main Place engages in trading-related activities. Trading positions recorded on the balance sheet are at fair value. Valuations for derivative assets and liabilities not traded on an exchange, or over the counter, are obtained using mathematical models that require inputs of external rates and prices to generate continuous yield or pricing curves used to value the positions. Pricing risk is greater for positions with either option-based or longer-dated attributes where inputs are not readily available and model-based extrapolations of rate and price scenarios are used to generate valuations. In these situations, this risk is mitigated through the use of valuation adjustments. For additional detail, see “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” in Main Place’s Form 10-K for the year ended December 31, 2003.

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

Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, Main Place carried out an evaluation, with the participation of Main Place’s management, including Main Place’s President and Principal Financial and Accounting Officer, of the effectiveness of Main Place’s disclosure controls and procedures (as defined under Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Main Place’s President and Principal Financial and Accounting Officer, concluded that Main Place’s disclosure controls and procedures are effective in timely alerting them to material information relating to Main Place required to be included in Main Place’s periodic SEC filings. There has been no change in Main Place’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Main Place’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 5.	Other Events

On October 31, 2003, Main Place entered into a financial warranty agreement with Oppenheimer Principal Protected Trust II on behalf of its series, Oppenheimer Principal Protected Main Street Fund II and OppenheimerFunds, Inc. The trust is an open-ended diversified investment company registered under the Investment Company Act of 1940, as amended. Under the terms of the agreement, Main Place committed to provide, upon completion of the Fund’s offering period on February 4, 2004, a financial warranty in the amount of up to $500 million in order to ensure that the trust is able to redeem all of the outstanding shares of the series on the maturity date as defined in the financial warranty agreement, for an amount equal to the aggregate protected amount.

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

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Main Place Funding, LLC

Date: May 13, 2004	/s/ Michael Coppins

Michael Coppins Principal Financial and Accounting Officer

Main Place Funding, LLC

Form 10-Q

Index to Exhibits

Exhibit	Description

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002