Form 10-Q
period 2004-09-30
MAIN PLACE FUNDING LLC
filed 2004-11-15
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

On November 15, 2004, there were no shares of common stock outstanding. As of November 15, 2004, Bank of America, N.A. holds 100 percent membership interest in Main Place.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H(2) OF THE FORM 10-Q.

Main Place Funding, LLC

September 30, 2004 Form 10-Q

		Page
Part I.	Financial Information

Item 1.	Financial Statements

	Statement of Income for the Three and Nine Months Ended September 30, 2004 and 2003	3

	Balance Sheet as of September 30, 2004 and December 31, 2003	4

	Statement of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	5

	Statement of Changes in Member’s Equity for the Nine Months Ended September 30, 2004 and 2003	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	10

Item 4.	Controls and Procedures	11

Part II.	Other Information

Item 6.	Exhibits	12

Signature		13

Index to Exhibits		14

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

Item 1. Financial Statements

Main Place Funding, LLC

Statement of Income

(Dollars in Thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Income
Interest on time deposits placed	$24,626	17,443	56,525	73,151
Trading profits (losses) and fees	$(394)	(448)	(1,208)	83

Total income	$24,232	$16,995	55,317	$73,234

Expenses
Other general and operating expenses	48	108	890	282

Total expenses	48	108	890	282

Income before income taxes	24,184	16,887	54,427	72,952
Income tax expense	8,708	6,023	19,594	26,236

Net income	$15,476	$10,864	$34,833	$46,716

See accompanying notes to financial statements.

Main Place Funding, LLC

Balance Sheet

(Dollars in Thousands)

	As of September 30 2004	As of December 31 2003
Assets
Cash and cash equivalents	$6,970,271	$6,910,000
Derivative assets	$21,016	30,151
Interest receivable	$330	365
Accounts receivable from affiliates	$—	4,221
Accounts receivable from customer	$95	—

Total assets	$6,991,712	$6,944,737

Liabilities
Accrued expenses due to affiliates	$52,958	$28,863
Derivative liability to affiliate	$15,823	22,704
Short term borrowings	$—	5,428
Other liabilities	$400	44

Total liabilities	$69,181	57,039

Member’s Equity
Contributed equity	4,770,338	4,770,338
Undistributed income	2,152,193	2,117,360

Total member’s equity	6,922,531	6,887,698

Total liabilities and member’s equity	6,991,712	$6,944,737

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Cash Flows

(Dollars in Thousands)

	Nine Months Ended September 30
	2004	2003
Operating Activities
Net income	$34,833	$46,716
Reconciliation of net income to cash from operating activities
Net decrease in derivative assets	9,135	4,172
Decrease in interest receivable	35	4,239
Net decrease in accounts receivable from affiliates	4,221	—
Net increase in accounts receivable from customer	(95)	—
Net increase/ (decrease) in accrued expense due to affiliates	24,095	(873,872)
Net (decrease) in derivative liability to affiliate	(6,881)	(3,152)
Other operating activities, net	356	92

Net cash provided by/ (used in) operating activities	65,699	(821,805)

Financing Activities
Decrease in short term borrowings	(5,428)	—
Distribution of capital to the Parent	—	(7,489,111)

Net cash used in financing activities	(5,428)	(7,489,111)

Net increase/ (decrease) in cash and cash equivalents	60,271	(8,310,916)
Cash and cash equivalents at beginning of period	6,910,000	15,361,616

Cash and cash equivalents at end of period	$6,970,271	$7,050,700

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Changes in Member’s Equity

(Dollars in Thousands)

	Contributed Equity	Undistributed Income	Accumulated Other Comprehensive Income	Total Member’s Equity	Compre- hensive Income
Balance on December 31, 2002	$12,259,448	$2,059,923	$—	$14,319,371
Net income	—	46,716	—	46,716	$46,716

Comprehensive income	—	—	—	—	$46,716

Distributions	(7,489,111)	—	—	(7,489,111)

Balance on September 30, 2003	$4,770,337	$2,106,639	$—	$6,876,976

Balance on December 31, 2003	$4,770,338	$2,117,360	$—	$6,887,698
Net income	—	34,833	—	34,833	$34,833

Comprehensive income	—	—	—	—	$34,833

Balance on September 30, 2004	$4,770,338	$2,152,193	$—	$6,922,531

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

Under these expanded powers, Main Place has entered into the business of entering into financial warranty agreements in favor of third parties for a fee. As of September 30, 2004, Main Place was a party to three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

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

Note 3 – Derivatives – Financial Warranty Agreements

Main Place is in the business of entering into financial warranty agreements with third parties. As of September 30, 2004, Main Place was a party to three financial warranty agreements with third party trusts. The aggregate net asset value of outstanding shares subject to these financial warranty agreements was $542.9 million at September 30, 2004. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Net trading account losses from these agreements totaled $394 thousand and $1.2 million for the three and nine months ended September 30, 2004, respectively.

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

Main Place structures these financial warranties to include investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio of the relevant trust to be liquidated and invested in zero-coupon bonds that mature at a preset future date. Main Place is required to fund any shortfall at the preset future date between the value of the trust’s assets and a preset amount. These financial warranties are booked as derivatives and marked to market in the trading portfolio. As of September 30, 2004 the aggregate net asset value of outstanding shares subject to these financial warranties with third party trusts totaled $542.9 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

Note 4 – Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. As of September 30, 2004 and December 31, 2003, Main Place had approximately $6.9 billion of time deposits placed with the Parent. Remaining amounts disclosed within cash and cash equivalents on the accompanying balance sheet represent cash balances maintained with the Parent. Interest income on time deposits placed with the Parent for the three and nine months ended September 30, 2004 was $24.6 million and $56.5 million, respectively, compared to $17.4 million and $73.2 million, respectively, for the same prior year periods. In February 2003, Main Place distributed $7.5 billion to the Parent as a return of capital.

The Parent has entered into financial warranty agreements with Main Place. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place in an aggregate amount, at September 30, 2004, of $542.9 million, which corresponds with Main Place’s obligations under financial warranty agreements in favor of third parties. For the three and nine months ended September 30, 2004, Main Place paid $603 thousand and $2.6 million, respectively, of fees to the Parent related to these agreements.

Accrued expenses due to affiliates as of September 30, 2004 and December 31, 2003 were $53.0 million and $28.9 million respectively. The September 30, 2004 and the December 31, 2003 balances were comprised primarily of income tax payable to the Parent.

The Parent performs all of the operational services for Main Place. Total expenses allocated to Main Place by the Parent for the three and nine months ended September 30, 2004, were $25 thousand and $75 thousand, respectively, and are included in other general and operating expenses.

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Total net income for the three and nine months ended September 30, 2004 was $15.5 million and $34.8 million, respectively, representing an increase of $4.6 million and a decrease of $11.9 million, respectively, from the corresponding periods in 2003. The increase in the three month period was a result of increased interest on time deposits due to higher interest rates. The decrease in the nine month period was primarily a result of the change in business activities of Main Place, as $7.5 billion in capital was distributed to the Parent in February 2003. Due to the distribution, interest on time deposits placed decreased. Income tax expense for the three and nine months ended September 30, 2004 was $8.7 million and $19.6 million, respectively, representing an increase of $2.7 million and a decrease of $6.6 million, respectively, from the corresponding periods in 2003.

Total income for the three and nine months ended September 30, 2004 was $24.2 million and $55.3 million, respectively, representing an increase of $7.2 million and a decrease of $17.9 million, respectively, from the corresponding periods in 2003. The increase in the three month period was a result of increased interest on time deposits due to higher interest rates. The decrease was primarily a result of the change in business activities of Main Place, as $7.5 billion in capital was distributed to the Parent in February 2003. Primarily due to the distribution, for the nine months ended September 30, 2004, interest on time deposits decreased by $16.6 million. The increase in the three month period was a result of increased interest on time deposits due to higher interest rates. In addition, trading profits (losses) for the three and nine months ended September 30, 2004 increased $54 thousand and decreased $1.3 million, respectively. The decrease in the nine month period was a result of a decrease in the NAV of the underlying mutual fund series’ covered by the principal protection guarantees.

Total expenses (excluding income taxes) for the third quarter were $48 thousand, representing a decrease of $60 thousand compared to the same period in 2003. Total expenses (excluding income taxes) for the first nine months of 2004 were $890 thousand, representing an increase of $608 thousand compared to the same period in 2003.

Liquidity & Capital Resources

Main Place’s primary source of liquidity is its cash and cash equivalents on hand and interest income thereon. At September 30, 2004, Main Place had approximately $6.9 billion in cash and cash equivalents, which were held as time deposits with the Parent. Main Place holds cash primarily for future growth opportunities, to fund its obligations under its financial warranty agreements, if necessary, and for ongoing operating expense. At September 30, 2004, Main Place’s maximum obligation under the financial warranties was $542.9 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

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

Item 4. Controls and Procedures

Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, Main Place carried out an evaluation, with the participation of Main Place’s management, including Main Place’s President and Principal Financial and Accounting Officer, of the effectiveness of Main Place’s disclosure controls and procedures (as defined under Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Main Place’s President and Principal Financial and Accounting Officer, concluded that Main Place’s disclosure controls and procedures are effective in timely alerting them to material information relating to Main Place required to be included in Main Place’s periodic SEC filings. There has been no change in Main Place’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Main Place’s internal control over financial reporting.

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

Main Place Funding, LLC

Date: November 15, 2004	/s/ Michael Coppins
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