Form 10-K
period 2004-12-31
MAIN PLACE FUNDING LLC
filed 2005-03-31
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $0.

On March 31, 2005, there were no shares of common stock outstanding. As of March 31, 2005, Bank of America, N.A. holds 100 percent membership interest in Main Place.

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

Financial Warranty Agreements

Main Place is in the business of entering into financial warranty agreements with third parties. As of December 31, 2004, Main Place was a party to three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each warranty agreement entered into by Main Place with a third party trust, Main Place has also entered into a corresponding financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third party trusts.

Main Place’s financial warranties are structured to include investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio of the relevant trust to be liquidated and invested in zero-coupon bonds and/or corporate bonds that mature at a preset future date. Main Place is required to fund any shortfall at the preset future date between the value of the trust’s assets and a preset amount. These financial warranties are recorded as derivatives on the balance sheet and marked to market in the statement of income. As of December 31, 2004, the aggregate net asset value of outstanding shares subject to these financial warranties with third party trusts totaled $523.5 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

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

Item 2. PROPERTIES

Main Place does not own or lease any physical property and no such property is necessary for the conduct of Main Place’s business.

Item 3. LEGAL PROCEEDINGS

Main Place has no material legal actions or proceedings pending against it.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted in accordance with General Instruction I (2) (c) to Form 10-K.

PART II

Item 5. MARKET FOR THE REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of Main Place’s membership interests are owned by the Parent, and as a result there is no established public trading market for the stock. Main Place may from time to time make distributions to the Parent. Main Place distributed $7.5 billion in cash and cash equivalents to the Parent in 2003, no distribution was made to the Parent in 2004. There are no limitations on Main Place’s ability to make distributions to Parent contained in its Amended and Restated Limited Liability Company Agreement, the financial warranty agreements, any forms of indebtedness or guarantees, or other agreements.

Main Place does not have any equity compensation plans under which its equity securities are issued. Main Place did not issue or repurchase any of its equity securities during 2004.

Item 6. SELECTED FINANCIAL DATA

Omitted in accordance with General Instruction I (2) (a) to Form 10-K.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Main Place’s primary business activity through 2002 was the issuance and sale of mortgage-backed bonds and the acquisition, ownership, holding and pledging of related mortgage notes and other assets serving as collateral in connection therewith. On October 21, 2002, Main Place amended its Limited Liability Company Agreement, which allowed it to enter into financial warranty agreements in favor of third parties and with the Parent during the fourth quarter of 2002. In December 2002, Main Place distributed available-for-sale securities and mortgage loans to the Parent. Main Place’s primary business activity in 2003 and beyond is presently expected to be entering into financial warranty agreements in favor of third parties for a fee. Due to the change in business activities and the distribution of assets to the Parent in 2002, the results in 2002 are not indicative of future results of Main Place, which are expected to reflect only trading account activity from the issuance of financial warranties.

The results of operations for 2002 reflect Main Place’s operations in its prior line of business for approximately ten months and in its current line of business for approximately two months. However, the financial condition and results of operations for 2003 and 2004 reflect Main Place’s operations in its current line of business for the entire fiscal year. Accordingly, the following discussion of Main Place’s financial condition and results of operation for 2002 is not comparable to 2003 and 2004 and should not be unduly relied upon as an indicator of future performance.

2004 compared to 2003

Total income for the year ended December 31, 2004 was $88.3 million, representing a decrease of $1.7 million compared to 2003. Income for 2004 includes $1.4 million in trading losses and fees related to the financial warranty agreements compared with trading losses of $297 thousand in 2003. The increased trading losses were due to a decrease in the net asset value of the underlying mutual fund series’ covered by the principal protection guarantees.

Total expenses (excluding income taxes) for the year ended December 31, 2004 were $946 thousand, representing an increase of $664 thousand compared to 2003. The increase primarily relates to the termination fee paid by Main Place in connection with the termination of the Oppenheimer guarantee.

Total net income decreased $1.4 million to $56.1 million for the year ended December 31, 2004 from $57.4 million for the year ended December 31, 2003. The decrease in total net income was primarily due to increased trading losses and increased expenses discussed above.

2003 compared to 2002

Total income for the year ended December 31, 2003 was $90.0 million, representing a decrease of $342.8 million compared to 2002. The decrease includes a decline in interest and fees on loans from $174.7 million for the year ended December 31, 2002 to $0 for the year ended December 31, 2003 due to the distribution of the remaining loan portfolio to the Parent on December 20, 2002 in connection with Main Place’s change in business operations. Interest on time deposits placed also declined $124.2 million due mainly to the distribution of $7.5 billion of time deposits to the Parent as a return of capital. Income for 2003 also includes $297 thousand in trading losses and fees related to the financial warranty agreements.

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

Liquidity & Capital Resources

Main Place’s primary source of liquidity is its cash and cash equivalents on hand and interest income thereon. At December 31, 2004, Main Place had approximately $7.0 billion in cash and cash equivalents, which were held as time deposits with the Parent. Main Place holds cash primarily to fund its obligations under its financial warranty agreements, if necessary, and for ongoing operating expense. At December 31, 2004, Main Place’s maximum obligation under the financial warranties was $782.0 million, and the aggregate net asset value of outstanding shares subject to these financial warranties with third party trusts totaled $523.5 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Trading profits (losses) and fees represent the amount earned or lost from derivative positions. Derivative positions are marked to market and are recorded based on management’s assessment of market value using market indicators and mathematical models. Trading profits (losses) and fees can be volatile and are largely driven by general market conditions and customer demand. Profit or loss is dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment.

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

Item 9A. CONTROLS AND PROCEDURES

Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, Main Place carried out an evaluation, with the participation of Main Place’s management, including Main Place’s President and Principal Financial and Accounting Officer, of the effectiveness of Main Place’s disclosure controls and procedures (as defined under Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Main Place’s President and Principal Financial and Accounting Officer, concluded that Main Place’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by Main Place, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in Main Place’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, Main Place’s internal control over financial reporting.

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

Omitted in accordance with General Instruction I (2) (c) to Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted in accordance with General Instruction I (2) (c) to Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal years ended December 31, 2003 and 2004, the Company engaged PricewaterhouseCoopers LLP, as an independent registered public accounting firm principally to perform the annual audit and to render other services. The following table lists fees paid to PricewaterhouseCoopers LLP, for services rendered in fiscal years 2003 and 2004.

	2004	2003
Audit Fees	$96,000	$88,000

Audit fees include fees for services performed following the standards of the Public Company Accounting Oversight Board for the recurring audit of Main Place’s financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal auditor reasonably can provide to a client, such as procedures related to audit of income tax provisions and related reserves, consents and assistance with and review of documents filed with the Securities and Exchange Commission (SEC).

There were no Audit related, Tax or other related services rendered to Main Place or associated fees paid to PricewaterhouseCoopers LLP in 2004 or 2003.

Main Place’s management, including Main Place’s president and principal financial and accounting officer, has adopted procedures for pre-approving certain audit and non-audit services provided by the independent registered public accounting firm. These procedures include reviewing a budget for certain audit and permitted non-audit services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are recurring in nature and therefore anticipated at the time the budget is submitted. Approval from Main Place’s management is required to exceed the budget amount for a particular category of non-audit services and to engage the independent registered public accounting firm for any non-audit services not included in the budget. For both types of pre-approval, Main Place’s management considers whether such services are consistent with the SEC’s rules on auditor independence. Main Place’s management also considers whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile, and whether the services enhance the Company’s ability to manage or control risks and improve audit quality.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	The financial statements listed in the Index to Financial Statements are filed as part of this report.

b.	The exhibits filed as part of this report are listed in the Index to Exhibits.

Supplementary Information to be Furnished With Reports filed Pursuant to

Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders during the fiscal year ended December 31, 2004. No annual report or proxy materials will be sent to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Main Place Funding, LLC

Date: March 31, 2005	/s/ Michael Coppins
Michael Coppins
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chris Innes	President (Principal Executive Officer)	March 31, 2005
Chris Innes

/s/ Michael Coppins	Principal Financial and Accounting Officer	March 31, 2005
Michael Coppins

Bank of America, N.A.

/s/ Eric Hambleton	Managing Member	March 31, 2005
Eric Hambleton

MAIN PLACE FUNDING, LLC

Report of Independent Registered Public Accounting Firm

To the Member of Main Place Funding, LLC:

In our opinion, the accompanying balance sheet and the related statement of income, of changes in member’s equity and of cash flows present fairly, in all material respects, the financial position of Main Place Funding, LLC (the “Company”) at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 31, 2005

Main Place Funding, LLC

Statement of Income

(Dollars in Thousands)

	Year Ended December 31,
	2004	2003	2002
Income
Interest and fees on loans	$—	$—	$174,688
Interest on securities	—	—	23,962
Interest on time deposits placed	89,707	90,327	214,554
Gain on sales of securities	—	—	10,358
Trading profits (losses) and fees	(1,381)	(297)	9,276

Total income	88,326	90,030	432,838

Expenses
Interest on securities sold under agreements to repurchase	—	—	5,017
Interest on long-term debt	—	—	16,108
Release of allowance for credit losses	—	—	(795)
Other general and operating expenses	946	282	8,989

Total expenses	946	282	29,319

Income before income taxes	87,380	89,748	403,519
Income tax expense	31,326	32,311	145,271

Net income	$56,054	$57,437	$258,248

See accompanying notes to financial statements.

Main Place Funding, LLC

Balance Sheet

(Dollars in Thousands)

	As of December 31 2004	As of December 31 2003
Assets
Cash and cash equivalents	$7,003,328	$6,910,000
Derivative assets	19,192	30,151
Interest receivable	436	365
Accounts receivable from affiliates	—	4,221
Accounts receivable from customer	98	—

Total assets	$7,023,054	$6,944,737

Liabilities
Accrued expenses due to affiliates	$64,715	$28,863
Derivative liability to affiliate	14,447	22,704
Short term borrowings	—	5,428
Other liabilities	140	44

Total liabilities	79,302	57,039

Member’s Equity
Contributed equity	4,770,338	4,770,338
Undistributed income	2,173,414	2,117,360

Total member’s equity	6,943,752	6,887,698

Total liabilities and member’s equity	$7,023,054	$6,944,737

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Cash Flows

(Dollars in Thousands)

	Year Ended December 31
	2004	2003	2002
Operating Activities
Net income	$56,054	$57,437	$258,248
Reconciliation of net income to cash from operating activities
Gains on sales of securities available for sale	—	—	(10,358)
Release of allowance for credit losses	—	—	(795)
Deferred income tax benefit	—	—	228
Net (increase)/decrease in derivative assets	10,959	7,232	(37,383)
Net (increase)/decrease in interest receivable	(71)	4,070	31,972
Net (increase)/decrease in accounts receivable from affiliates	4,221	(4,221)	116,109
Net (increase)/decrease in accounts receivable from customer	(98)	—	—
Net increase/(decrease) in accrued expenses due to affiliates	35,852	(1,027,080)	745,715
Net increase/(decrease) in derivative liability to affiliate	(8,257)	(5,464)	28,168
Other operating activities, net	96	92	18,697

Net cash provided by/ (used in) operating activities	98,756	(967,934)	1,150,601

Investing Activities
Proceeds from maturities of securities held-to-maturity	—	—	5,118
Proceeds from sales and maturities of securities available-for-sale	—	—	750,890
Purchases of securities available-for-sale	—	—	(855)
Collections of loans outstanding	—	—	1,486,098
Proceeds from sales of loans to affiliates	—	—	2,764,045

Net cash provided by investing activities	—	—	5,005,296

Financing Activities
Net decrease in securities sold under agreements to repurchase from affiliates	—	—	(885,535)
Net increase/ (decrease) in short term borrowings	(5,428)	5,428
Retirement of long-term debt	—	—	(1,500,000)
Distribution of capital to the Parent	—	(7,489,110)

Net cash used in financing activities	(5,428)	(7,483,682)	(2,385,535)

Net increase/ (decrease) in cash and cash equivalents	93,328	(8,451,616)	3,770,362
Cash and cash equivalents at beginning of period	6,910,000	15,361,616	11,591,254

Cash and cash equivalents at end of period	$7,003,328	$6,910,000	$15,361,616

Supplemental cash flow disclosure
Cash paid for interest	—	—	21,972
Cash paid for income taxes	—	149,680	284,644

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Changes in Member’s Equity

(Dollars in Thousands)

	Contributed Equity	Undistributed Income	Accumulated Other Comprehensive Income	Total Member’s Equity	Comprehensive Income
Balance on December 31, 2001	$13,395,436	$1,801,675	$17,527	$15,214,638

Net income		258,248		258,248	$258,248
Other comprehensive income			(17,527)	(17,527)	$(17,527)

Comprehensive income					$240,721

Distributions	(1,135,988)			(1,135,988)

Balance on December 31, 2002	$12,259,448	$2,059,923	$—	$14,319,371

Net income	—	57,437	—	57,437	$57,437

Comprehensive income	—	—	—	—	$57,437

Distributions	(7,489,110)	—	—	(7,489,110)

Balance on December 31, 2003	$4,770,338	$2,117,360	$—	$6,887,698

Net income	—	56,054	—	56,054	$56,054

Comprehensive income	—	—	—	—	$56,054

Distributions	—	—	—	—

Balance on December 31, 2004	$4,770,338	$2,173,414	$—	$6,943,752

See accompanying notes to financial statements.

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

Under these expanded powers, Main Place has entered into the business of entering into financial warranty agreements in favor of third parties for a fee. As of December 31, 2004, Main Place was a party to three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

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

Income Taxes

Main Place is classified as a single-member LLC and, as such, is disregarded as an entity separate from its owners for income tax purposes. The predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements. The accompanying financial statements include an income tax provision for the years ended December 31, 2004, 2003 and 2002

(see Note 8).

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

Note 3 – Securities

Gains of approximately $10.4 million were realized on sales of available-for-sale securities during 2002. During the fourth quarter of 2002, Main Place made a fair market value distribution of its remaining securities to the Parent. No gain or loss was recorded on this distribution.

Note 4 – Derivatives – Financial Warranty Agreements

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

On October 31, 2003, Main Place Funding, LLC entered into a financial warranty agreement with Oppenheimer Principal Protected Trust II on behalf of its series, Oppenheimer Principal Protected Main Street Fund II and OppenheimerFunds, Inc. The trust is an open-ended diversified investment company registered under the Investment Company Act of 1940, as amended. Under the terms of the agreement, Main Place Funding, LLC committed to provide, upon completion of the Fund’s offering period on February 4, 2004, a financial warranty in the amount of up to $500 million in order to ensure that the trust is able to redeem all of the outstanding shares of the series on the maturity date as defined in the financial warranty agreement, for an amount equal to the aggregate protected amount. On January 20, 2004, a termination agreement was entered into among Main Place, the Parent, OppenheimerFunds, Inc and Oppenheimer Principal Protected Trust II on behalf of its series, Oppenheimer Principal Protected Main Street Fund II. Under the terms of the termination agreement, Main Place is no longer committed to provide the financial warranty to Oppenheimer Principal Protected Trust II. No warranty was issued under the financial warranty agreement, as the Fund’s offering period had not been completed prior to termination.

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

Main Place structures these financial warranties to include investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio of the relevant trust to be liquidated and invested in zero-coupon bonds that mature at a preset future date. Main Place is required to fund any shortfall at the preset future date between the value of the trust’s assets and a preset amount. These financial warranties are booked as derivatives and marked to market in the trading portfolio. As of December 31, 2004 the aggregate net asset value of outstanding shares subject to these financial warranties with third party trusts totaled $523.5 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

Note 5 - Loans

In December 2002, Main Place distributed mortgage loans to the Parent due to the change in Main Place’s business operations. Main Place did not hold any loans on its balance sheet during the years ending December 31, 2003 and 2004.

Note 6 - Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. Main Place had $7.0 billion and $6.9 billion of time deposits placed with the Parent at December 31, 2004 and 2003, respectively. Interest income on time deposits placed with the Parent for the years ended December 31, 2004, 2003 and 2002 was $89.7 million, $90.3 million and $214.6 million, respectively. On February 28, 2003, Main Place distributed $7.5 billion of these time deposits to the Parent as a return of capital.

Accounts receivable from affiliates as of December 31, 2003 was $4.2 million. The receivable was settled during January 2004.

The Parent absorbs substantially all general and administrative expenses incurred by the Company, including but not limited to compensation and incentive benefits and office overhead. The Parent charged the Company a management fee of $100 thousand in both 2004 and 2003, these amounts are included in other general and operating expenses.

As described more fully in Note 4, the Parent has entered into financial warranty agreements with Main Place. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place, where the maximum obligation under the financial warranties is $782.0 million, which corresponds with Main Place’s obligations under financial warranty agreements in favor of third parties.

On December 20, 2002, Main Place terminated its securities sold under agreements to repurchase transactions in conjunction with the distribution of its remaining securities portfolio to the Parent. Interest expense on these securities for the year ended December 31, 2002 was $5.0 million.

Main Place has previously entered into agreements with the Parent for the servicing and administration of its mortgage loan portfolio. Servicing fees paid to the Parent approximated $8.5 million for the year ended December 31, 2002, and are included in other general and operating expenses on the accompanying statement of income. Servicing fees are based on actual collections on loans.

Accrued expenses due to affiliates at December 31, 2004 and 2003 were $64.7 million and $28.9 million, respectively.

Main Place had no short-term borrowings as of December 31, 2004. Short-term borrowings consisted of short-term bank loans outstanding of $5.4 million at December 31, 2003.

During the year ended December 31, 2002, Main Place sold $2.8 billion of mortgage loans to the Parent. There were no gains or losses on sales of loans in 2002.

Main Place purchased $855 thousand of available-for-sale securities from the Parent during 2002. There were no securities purchased from the Parent during the years ended December 31, 2004 and 2003.

Main Place distributed loans and available-for-sale securities to the Parent on December 20, 2002. As these were equity distributions, no gains or losses were recognized on these transactions.

Note 7 - Long-Term Debt

On May 28, 2002 Main Place repaid its remaining obligations of $1.5 billion on the Series 1999-1 mortgage-backed bonds. There were no additional bonds outstanding as of December 31, 2004 and 2003.

Note 8 - Income Taxes

The components of income tax for the years ended December 31, 2004, 2003 and 2002 are as follows (dollars in thousands):

	2004	2003	2002
Current - expense
Federal	29,980	30,929	138,851
State	1,346	1,382	6,192

	31,326	32,311	145,043

Deferred - expense(benefit)
Federal	—	—	583
State	—	—	(355)

	—	—	228

Total income tax expense	31,326	32,311	145,271

A reconciliation of the expected federal income tax expense using the federal statutory rate of 35 percent to the actual income tax expense for the years ended December 31, 2004, 2003 and 2002, is as follows (dollars in thousands):

	2004	2003	2002
Expected federal tax expense	30,583	31,412	141,232
Increase (decrease) in taxes resulting from:
State tax expense, net of federal benefit	875	899	3,794
Other	(132)	—	245

Total income tax expense	31,326	32,311	145,271

Main Place had no deferred tax assets or liabilities at December 31, 2004 and 2003.

Current federal taxes payable to the Corporation, inclusive of current state taxes payable to the Parent, was approximately $64 million and $29 million at December 31, 2004 and 2003, respectively, which are included in accrued expenses due to affiliates on the accompanying balance sheet.

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

Short-Term Financial Instruments

The carrying value of short-term financial instruments, including cash and cash equivalents, accounts receivable from and accrued expenses due to affiliates, short term borrowings and interest receivable approximates the fair value. These financial instruments generally expose Main Place to limited credit risk, have no stated maturities or have maturities of less than 90 days and carry interest rates, which approximate market.

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

October 21, 2002)

10 (h)	Financial Warranty Agreement by and between Main Place Funding, LLC and Bank of America, N.A., dated as of November 13, 2002. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November 14, 2002)

10 (i)	Financial Warranty Agreement by and among Main Place Funding, LLC, Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Fundamental Growth Principal Protected Fund and Merrill Lynch Investment Managers, L.P., dated as of November 1, 2002. (incorporated by reference from the Current Report on Form 8-K previously filed and dated as of October 21, 2002)

10 (j)	Financial Warranty Agreement by and between Main Place Funding, LLC and Bank of America, N.A., dated as of November 13, 2002. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November 14, 2002)

10 (k)	Financial Warranty Agreement by and among Main Place Funding, LLC, Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Basic Value Principal Protected Fund and Fund Asset Management, L.P., dated as of November 1, 2002. (incorporated by reference from the Current Report on Form 8-K previously filed and dated as of October 21, 2002)

10 (l)	Financial Warranty Agreement by and between Main Place Funding, LLC and Bank of America, N.A., dated as of November 13, 2002. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November, 14 2002)

10 (m)	Financial Warranty Agreement by and among Main Place Funding, LLC, Oppenheimer Principal Protected Trust II, on behalf of its series Oppenheimer Principal Protected Main Street Fund II and OppenheimerFund, Inc., dated as of October 31, 2003. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed and dated as of November 14, 2003)

10 (n)	Financial Warranty Agreement by and between Main Place Funding, LLC and Bank of America, N.A., dated as of October 31, 2003. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed and dated as of November 14, 2003)

10 (o)	Financial Warranty Agreement by and between Main Place Funding, LLC and Bank of America, N.A., dated as of November 13, 2002. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November, 14 2002)

10 (p)	Termination agreement was entered into among Main Place Funding LLC, Bank of America, N.A., a national banking association, OppenheimerFunds, Inc and Oppenheimer Principal Protected Trust II on behalf of its series, Oppenheimer Principal Protected Main Street Fund II, dated January 20, 2004. (incorporated by reference from the Current Report on Form 8-K previously filed and dated as of January 27, 2004)

10 (q)

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