Form 10-Q
period 2005-03-31
MAIN PLACE FUNDING LLC
filed 2005-05-16
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

On May 16, 2005, there were no shares of common stock outstanding. As of May 16, 2005, Bank of America, N.A. holds 100 percent membership interest in Main Place.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H(2) OF THE FORM 10-Q.

Main Place Funding, LLC

March 31, 2005 Form 10-Q

		Page
Part I.	Financial Information

Item 1.	Financial Statements

	Statement of Income for the Three Months Ended March 31, 2005 and 2004	3

	Balance Sheet as of March 31, 2005 and December 31, 2004	4

	Statement of Cash Flows for the Three Months Ended March 31, 2005 and 2004	5

	Statement of Changes in Member’s Equity for the Three Months Ended March 31, 2005 and 2004	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	11

Part II.	Other Information

Item 6.	Exhibits	12

Signature		13

Index to Exhibits		14

	Exhibit 31.1: Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	15

	Exhibit 31.2: Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

	Exhibit 32.1: Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

	Exhibit 32.2: Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Main Place Funding, LLC

Statement of Income

(Dollars in Thousands)

	Three Months Ended March 31
	2005	2004
Income
Interest on time deposits placed	$42,323	$14,816
Trading profits (losses) and fees	(489)	(219)

Total income	41,834	14,597

Expenses
Other general and operating expenses	51	794

Total expenses	51	794

Income before income taxes	41,783	13,803
Income tax expense	15,042	4,968

Net income	$26,741	$8,835

See accompanying notes to financial statements.

Main Place Funding, LLC

Balance Sheet

(Dollars in Thousands)

	As of March 31 2005	As of December 31 2004
Assets
Cash and cash equivalents	$7,045,734	$7,003,328
Derivative assets	16,212	19,192
Interest receivable	535	436
Accounts receivable from customer	91	98

Total assets	$7,062,572	$7,023,054

Liabilities
Accrued expenses due to affiliates	$79,781	$64,715
Derivative liability to affiliate	12,204	14,447
Other liabilities	94	140

Total liabilities	92,079	79,302

Member’s Equity
Contributed equity	4,770,338	4,770,338
Undistributed income	2,200,155	2,173,414

Total member’s equity	6,970,493	6,943,752

Total liabilities and member’s equity	$7,062,572	$7,023,054

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Cash Flows

(Dollars in Thousands)

	Three Months Ended March 31
	2005	2004
Operating Activities
Net income	$26,741	$8,835
Reconciliation of net income to cash from operating activities
Net (increase)/decrease in derivative assets	2,980	2,669
Net (increase)/decrease in interest receivable	(99)	180
Net (increase)/decrease in accounts receivable from affiliates	—	4,221
Net (increase)/decrease in accounts receivable from customer	7	—
Net increase/(decrease) in accrued expenses due to affiliates	15,066	5,738
Net increase/(decrease) in derivative liability to affiliate	(2,243)	(2,098)
Other operating activities, net	(46)	21

Net cash provided by/ (used in) operating activities	42,406	19,566

Financing Activities
Net increase/ (decrease) in short term borrowings	—	(5,428)

Net cash used in financing activities	—	(5,428)

Net increase/ (decrease) in cash and cash equivalents	42,406	14,138
Cash and cash equivalents at beginning of period	7,003,328	6,910,000

Cash and cash equivalents at end of period	$7,045,734	$6,924,138

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Changes in Member’s Equity

(Dollars in Thousands)

	Contributed Equity	Undistributed Income	Accumulated Other Comprehensive Income	Total Member’s Equity	Comprehensive Income
Balance on December 31, 2003	$4,770,338	$2,117,360	$—	$6,887,698
Net income		8,835		8,835	$8,835

Comprehensive income					$8,835

Balance on March 31, 2004	$4,770,338	$2,126,195	$—	$6,896,533

Balance on December 31, 2004	$4,770,338	$2,173,414	$—	$6,943,752
Net income	—	26,741	—	26,741	$26,741

Comprehensive income					$26,741

Balance on March 31, 2005	$4,770,338	$2,200,155	$—	$6,970,493

See accompanying notes to financial statements.

Main Place Funding, LLC

Notes to Financial Statements

Note 1 – Description of Business

Main Place Funding, LLC (“Main Place”), a Delaware limited liability company, is a wholly owned subsidiary of Bank of America, N.A. (the “Parent”), which is a wholly owned indirect subsidiary of Bank of America Corporation (the “Corporation”).

Main Place was established originally as a Maryland real estate investment trust to consolidate the acquisition, holding and management of certain closed-end residential mortgage loans owned by certain affiliates of the Corporation. In August 2002, Main Place Trust, a Delaware business trust, was liquidated into the Parent. The Parent holds a 100 percent membership interest in Main Place. Main Place is also considered a single-member LLC under current tax law.

On October 21, 2002, Main Place adopted an Amended and Restated Limited Liability Company Agreement, which removed certain restrictions on the business activities of Main Place and permitted it to engage in any activity and to exercise any powers permitted to limited liability companies under the laws of the State of Delaware.

Under these expanded powers, Main Place has entered into the business of entering into financial warranty agreements in favor of third parties for a fee. As of March 31, 2005, Main Place was a party to three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The information contained in these financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the interim period results have been made. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for annual statements. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from these estimates. Significant estimates made by management are discussed in these footnotes as applicable. Accounting policies followed in the presentation of interim financial results are presented in Note 2 on pages 15 to 16 of Main Place’s 2004 Annual Report on Form 10-K. These financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2004, and notes included in Main Place’s 2004 Annual Report on Form 10-K.

Note 3 – Derivatives – Financial Warranty Agreements

Main Place is in the business of entering into financial warranty agreements with third parties. As of March 31, 2005, Main Place was a party to three financial warranty agreements with third party trusts. The aggregate net asset value of outstanding shares subject to these financial warranty agreements was $470.7 million and $523.5 million at March 31, 2005 and December 31, 2004, respectively. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Net trading account losses from these agreements totaled $489 thousand for the three months ended March 31, 2005.

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

Main Place structures these financial warranties to include investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio of the relevant trust to be liquidated and invested in zero-coupon bonds that mature at a preset future date. Main Place is required to fund any shortfall at the preset future date between the value of the trust’s assets and a preset amount. These financial warranties are booked as derivatives and marked to market in the trading portfolio. The aggregate net asset value of outstanding shares subject to these financial warranty agreements was $470.7 million and $523.5 million at March 31, 2005 and December 31, 2004, respectively. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

Note 4 – Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. As of March 31, 2005 and December 31, 2004, Main Place had approximately $7.0 billion of time deposits placed with the Parent. Remaining amounts disclosed within cash and cash equivalents on the accompanying balance sheet represent cash balances maintained with the Parent. Interest income on time deposits placed with the Parent for the three months ended March 31, 2005 was $42.3 million, compared to $14.8 million for the same prior year period.

The Parent has entered into financial warranty agreements with Main Place. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place in an aggregate amount, at March 31, 2005 and December 31, 2004, of $470.7 million and $523.5 million, respectively, which corresponds with Main Place’s obligations under financial warranty agreements in favor of third parties. For the three months ended March 31, 2005 and March 31, 2004 Main Place paid $776 thousand and $1.1 million, respectively, of fees to the Parent related to these agreements.

Accrued expenses due to affiliates as of March 31, 2005 and December 31, 2004 were $79.8 million and $64.7 million respectively. The March 31, 2005 and December 31, 2004 balances were comprised primarily of income tax payable to the Parent.

The Parent performs all of the operational services for Main Place. Total expenses allocated to Main Place by the Parent for the three months ended March 31, 2005, were $25 thousand and are included in other general and operating expenses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total income for the three months ended March 31, 2005 was $41.8 million, representing an increase of $27.2 million from the corresponding period in 2004. The increase in the three month period was primarily a result of increased interest on time deposits due to higher interest rates. In addition, trading losses for the three months ended March 31, 2005 increased $270 thousand from the corresponding period in 2004 as a result of a decrease in the net asset value of the underlying mutual fund series’ covered by the principal protection guarantees.

Total expenses (excluding income taxes) for the first quarter of 2005 were $51 thousand, representing a decrease of $743 thousand compared to the same period in 2004. The decrease primarily relates to the termination fee paid by Main Place in the first quarter of 2004 in connection with the termination of the Oppenheimer guarantee.

Total net income for the three months ended March 31, 2005 was $26.7 million, representing an increase of $17.9 million from the corresponding period in 2004. As discussed above, the increase in the three month period was primarily a result of increased interest on time deposits due to higher interest rates. Income tax expense for the three months ended March 31, 2005 was $15.0 million, representing an increase of $10.1 million from the corresponding period in 2004.

Liquidity & Capital Resources

Main Place’s primary source of liquidity is its cash and cash equivalents on hand and interest income thereon. At March 31, 2005, Main Place had approximately $7.0 billion in cash and cash equivalents, which were held as time deposits with the Parent. Main Place holds cash primarily to fund its obligations under its financial warranty agreements, if necessary, and for ongoing operating expense. At March 31, 2005, Main Place’s maximum obligation under the financial warranties was $470.7 million, representing the net asset value of outstanding shares subject to these warranties. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

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

Derivative Assets and Liabilities

Main Place engages in trading-related activities. The management process related to the derivative positions is discussed in detail in “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” in Main Place’s 2004 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, Main Place carried out an evaluation, with the participation of Main Place’s management, including Main Place’s President and Principal Financial and Accounting Officer, of the effectiveness of Main Place’s disclosure controls and procedures (as defined under Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Main Place’s President and Principal Financial and Accounting Officer, concluded that Main Place’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by Main Place, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in Main Place’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Main Place’s internal control over financial reporting.

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

Main Place Funding, LLC

Date: May 16, 2005	/s/ Michael Coppins
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