Form 10-Q
period 2005-06-30
MAIN PLACE FUNDING LLC
filed 2005-08-12
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

On August 12, 2005, there were no shares of common stock outstanding. As of August 12, 2005, Bank of America, N.A. holds 100 percent membership interest in Main Place.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H(2) OF THE FORM 10Q.

Main Place Funding, LLC

June 30, 2005 Form 10-Q

		Page
Part I.	Financial Information

Item 1.	Financial Statements

	Statement of Income for the Three and Six Months Ended June 30, 2005 and 2004	3

	Balance Sheet as of June 30, 2005 and December 31, 2004	4

	Statement of Cash Flows for the Six Months Ended June 30, 2005 and 2004	5

	Statement of Changes in Member’s Equity for the Six Months Ended June 30, 2005 and 2004	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	11

Part II.	Other Information

Item 6.	Exhibits	12

Signature		13

Index to Exhibits		14

	Exhibit 31.1: Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	15

	Exhibit 31.2: Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

	Exhibit 32.1: Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

	Exhibit 32.2: Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Main Place Funding, LLC

Statement of Income

(Dollars in Thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Income
Interest on time deposits placed	$51,647	$17,083	$93,970	$31,900
Trading profits (losses) and fees	(200)	(595)	(689)	(814)

Total income	51,447	16,488	93,281	31,086

Expenses
Other general and operating expenses	52	48	103	843

Total expenses	52	48	103	843

Income before income taxes	51,395	16,440	93,178	30,243
Income tax expense	18,502	5,918	33,544	10,886

Net income	$32,893	$10,522	$59,634	$19,357

See accompanying notes to financial statements.

Main Place Funding, LLC

Balance Sheet

(Dollars in Thousands)

	As of June 30 2005	As of December 31 2004
Assets
Cash and cash equivalents	$7,096,775	$7,003,328
Derivative assets	14,550	19,192
Interest receivable	641	436
Accounts receivable from customer	56	98

Total assets	$7,112,022	$7,023,054

Liabilities
Accrued expenses due to affiliates	$97,564	$64,715
Derivative liability to affiliate	10,952	14,447
Other liabilities	120	140

Total liabilities	108,636	79,302

Member’s Equity
Contributed equity	4,770,338	4,770,338
Undistributed income	2,233,048	2,173,414

Total member’s equity	7,003,386	6,943,752

Total liabilities and member’s equity	$7,112,022	$7,023,054

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Cash Flows

(Dollars in Thousands)

	Six Months Ended June 30
	2005	2004
Operating Activities
Net income	$59,634	$19,357
Reconciliation of net income to cash from operating activities
Net (increase)/decrease in derivative assets	4,642	6,431
Net (increase)/decrease in interest receivable	(205)	129
Net (increase)/decrease in accounts receivable from affiliates	—	4,221
Net (increase)/decrease in accounts receivable from customer	42	(112)
Net increase/(decrease) in accrued expenses due to affiliates	32,849	15,362
Net increase/(decrease) in derivative liability to affiliate	(3,495)	(4,846)
Other operating activities, net	(20)	44

Net cash provided by/ (used in) operating activities	93,447	40,586

Financing Activities
Net increase/ (decrease) in short term borrowings	—	(5,428)

Net cash used in financing activities	—	(5,428)

Net increase/ (decrease) in cash and cash equivalents	93,447	35,158
Cash and cash equivalents at beginning of period	7,003,328	6,910,000

Cash and cash equivalents at end of period	$7,096,775	$6,945,158

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Changes in Member’s Equity

(Dollars in Thousands)

	Contributed Equity	Undistributed Income	Accumulated Other Comprehensive Income	Total Member’s Equity	Comprehensive Income
Balance on March 31, 2004	$4,770,338	$2,126,195	$—	$6,896,533
Net income		10,522		10,522	$10,522

Comprehensive income					$10,522

Balance on June 30, 2004	$4,770,338	$2,136,717	$—	$6,907,055

Balance on March 31, 2005	$4,770,338	$2,200,155	$—	$6,970,493
Net income	—	32,893	—	32,893	$32,893

Comprehensive income					$32,893

Balance on June 30, 2005	$4,770,338	$2,233,048	$—	$7,003,386

Balance on December 31, 2003	$4,770,338	$2,117,360	$—	$6,887,698
Net income		19,357		19,357	$19,357

Comprehensive income					$19,357

Balance on June 30, 2004	$4,770,338	$2,136,717	$—	$6,907,055

Balance on December 31, 2004	$4,770,338	$2,173,414	$—	$6,943,752
Net income	—	59,634	—	59,634	$59,634

Comprehensive income					$59,634

Balance on June 30, 2005	$4,770,338	$2,233,048	$—	$7,003,386

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

Under these expanded powers, Main Place has entered into the business of entering into financial warranty agreements in favor of third parties for a fee. As of June 30, 2005, Main Place was a party to three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

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

Note 3 – Derivatives – Financial Warranty Agreements

Main Place is in the business of entering into financial warranty agreements with third parties. As of June 30, 2005, Main Place was a party to three financial warranty agreements with third party trusts. The aggregate net asset value of outstanding shares subject to these financial warranty agreements was $441.9 million and $523.5 million at June 30, 2005 and December 31, 2004, respectively. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Net trading account losses from these agreements decreased $395 thousand and $125 thousand to $200 thousand and $689 thousand for the three and six months ended June 30, 2005 compared to the same periods in 2004.

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

Main Place structures these financial warranties to include investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio of the relevant trust to be liquidated and invested in zero-coupon bonds that mature at a preset future date. Main Place is required to fund any shortfall at the preset future date between the value of the trust’s assets and a preset amount. These financial warranties are booked as derivatives and marked to market in the trading portfolio. The aggregate net asset value of outstanding shares subject to these financial warranty agreements was $441.9 million and $523.5 million at June 30, 2005 and December 31, 2004, respectively. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

Note 4 – Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. As of June 30, 2005 and December 31, 2004, Main Place had approximately $7.1 billion and $7.0 billion, respectively, of time deposits placed with the Parent. Remaining amounts disclosed within cash and cash equivalents on the accompanying balance sheet represent cash balances maintained with the Parent. Interest income on time deposits placed with the Parent for the three and six months ended June 30, 2005 was $51.6 million and $94.0 million, respectively, compared to $17.1 million and $31.9 million, respectively, for the same prior year periods.

The Parent has entered into financial warranty agreements with Main Place. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place in an aggregate amount, at June 30, 2005 and December 31, 2004, of $441.9 million and $523.5 million, respectively, which corresponds with Main Place’s obligations under financial warranty agreements in favor of third parties. For the three and six months ended June 30, 2005, Main Place paid $722 thousand and $1.5 million, respectively, of fees to the Parent related to these agreements, compared to $971 thousand and $2 million, respectively, for the same prior year periods. These fees are included in Trading profits (losses) and fees on the Statement of Income.

Accrued expenses due to affiliates as of June 30, 2005 and December 31, 2004 were $97.6 million and $64.7 million respectively. The June 30, 2005 and the December 31, 2004 balances were comprised primarily of income tax payable to the Parent.

The Parent performs all of the operational services for Main Place. Total expenses allocated to Main Place by the Parent for the three and six months ended June 30, 2005, were $25 thousand and $50 thousand, respectively, and are included in other general and operating expenses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total income for the three and six months ended June 30, 2005 was $51.4 million and $93.3 million, respectively, representing an increase of $35.0 million and $62.2 million, respectively, from the corresponding periods in 2004. The increase was primarily a result of increased interest on time deposits due to higher interest rates. In addition, trading losses and fees for the three and six months ended June 30, 2005 decreased $395 thousand and $125 thousand, respectively.

Total expenses (excluding income taxes) for the second quarter were $52 thousand, representing an increase of $4 thousand compared to the same period in 2004. Total expenses (excluding income taxes) for the first six months of 2005 were $103 thousand, representing a decrease of $740 thousand compared to the same period in 2004. The decrease primarily relates to the termination fee paid by Main Place in the first quarter of 2004 in connection with the termination of the Oppenheimer guarantee.

Total net income for the three and six months ended June 30, 2005 was $32.9 million and $59.6 million, respectively, representing an increase of $22.4 million and $40.3 million, respectively, from the corresponding periods in 2004. As discussed above, the increase in the three and six month periods was primarily a result of increased interest on time deposits due to higher interest rates. Income tax expense for the three and six months ended June 30, 2005 was $18.5 million and $33.5 million, respectively, representing an increase of $12.6 million and $22.7 million, respectively, from the corresponding periods in 2004.

Liquidity & Capital Resources

Main Place’s primary source of liquidity is its cash and cash equivalents on hand and interest income thereon. At June 30, 2005, Main Place had approximately $7.1 billion in cash and cash equivalents, which were held as time deposits with the Parent. Main Place holds cash primarily to fund its obligations under its financial warranty agreements, if necessary, and for ongoing operating expenses. At June 30, 2005, Main Place’s maximum obligation under the financial warranties was $441.9 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

Critical Accounting Estimates and Principles

Main Place’s significant accounting principles are described in Note 2 of Main Place’s interim unaudited financial statements included herein and Note 2 of Main Place’s audited financial statements included in its Form 10-K for the year ended December 31, 2004, and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of Main Place’s accounting principles require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment in applying the accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

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

Item 4. Controls and Procedures

Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, Main Place carried out an evaluation, with the participation of Main Place’s management, including Main Place’s President and Principal Financial and Accounting Officer, of the effectiveness and design of Main Place’s disclosure controls and procedures (as defined under Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Main Place’s President and Principal Financial and Accounting Officer, concluded, as of the end of the period covered by this report, that Main Place’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by Main Place, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, as of the end of the period covered by this report, there have been no changes in Main Place’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, Main Place’s internal control over financial reporting.

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

Main Place Funding, LLC
Registrant

Date: August 12, 2005	/s/ Michael Coppins
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