Form 10-Q
period 2005-09-30
MAIN PLACE FUNDING LLC
filed 2005-11-14
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On November 11, 2005, there were no shares of common stock outstanding. As of November 11, 2005, Bank of America, N.A. holds 100 percent membership interest in Main Place.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H(2) OF THE FORM 10-Q.

Main Place Funding, LLC

September 30, 2005 Form 10-Q

		Page
Part I.	Financial Information

Item 1.	Financial Statements

	Statement of Income for the Three and Nine Months Ended September 30, 2005 and 2004	3

	Balance Sheet as of September 30, 2005 and December 31, 2004	4

	Statement of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	5

	Statement of Changes in Member’s Equity for the Three and Nine Months Ended September 30, 2005 and 2004	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	11

Part II.	Other Information

Item 6.	Exhibits	12

Signature		13

Index to Exhibits		14

	Exhibit 31.1: Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	15

	Exhibit 31.2: Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

	Exhibit 32.1: Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

	Exhibit 32.2: Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Main Place Funding, LLC

Statement of Income “Unaudited”

(Dollars	in Thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Income
Interest on time deposits placed	$61,078	$24,626	$155,048	$56,525
Trading profits (losses) and fees	$(157)	(394)	$(846)	(1,208)

Total income	$60,921	24,232	$154,202	55,317

Expenses
Other general and operating expenses	52	48	155	890

Total expenses	52	48	155	890

Income before income taxes	60,869	24,184	154,047	54,427
Income tax expense	24,217	8,708	57,761	19,594

Net income	$36,652	$15,476	$96,286	$34,833

See accompanying notes to financial statements.

Main Place Funding, LLC

Balance Sheet “Unaudited”

(Dollars in Thousands)

	As of September 30 2005	As of December 31 2004
Assets
Cash and cash equivalents	$7,128,756	$7,003,328
Derivative assets	13,035	19,192
Interest receivable	742	436
Accounts receivable from customer	54	98

Total assets	$7,142,587	$7,023,054

Liabilities
Accrued expenses due to affiliates	$92,661	$64,715
Derivative liability to affiliate	9,810	14,447
Other liabilities	78	140

Total liabilities	102,549	79,302

Member’s Equity
Contributed equity	4,770,338	4,770,338
Undistributed income	2,269,700	2,173,414

Total member’s equity	7,040,038	6,943,752

Total liabilities and member’s equity	$7,142,587	$7,023,054

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Cash Flows “Unaudited”

(Dollars in Thousands)

	Nine Months Ended September 30
	2005	2004
Operating Activities
Net income	$96,286	$34,833
Reconciliation of net income to cash from operating activities
Net decrease in derivative assets	6,157	9,135
Net (increase)/decrease in interest receivable	(306)	35
Net decrease in accounts receivable from affiliates	—	4,221
Net (increase)/decrease in accounts receivable from customer	44	(95)
Net increase in accrued expenses due to affiliates	27,946	24,095
Net (decrease) in derivative liability to affiliate	(4,637)	(6,881)
Net increase/(decrease) in other liabilities	(62)	356

Net cash provided by/ (used in) operating activities	125,428	65,699

Financing Activities
Net (decrease) in short term borrowings	—	(5,428)

Net cash used in financing activities	—	(5,428)

Net increase in cash and cash equivalents	125,428	60,271
Cash and cash equivalents at beginning of period	7,003,328	6,910,000

Cash and cash equivalents at end of period	$7,128,756	$6,970,271

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Changes in Member’s Equity “Unaudited”

(Dollars in Thousands)

	Contributed Equity	Undistributed Income	Accumulated Other Comprehensive Income	Total Member’s Equity	Comprehensive Income
Balance on June 30, 2004	$4,770,338	$2,136,717	$—	$6,907,055
Net income		15,476		15,476	$15,476

Comprehensive income					$15,476

Balance on September 30, 2004	$4,770,338	$2,152,193	$—	$6,922,531

Balance on June 30, 2005	$4,770,338	$2,233,048	$—	$7,003,386
Net income	—	36,652	—	36,652	$36,652

Comprehensive income					$36,652

Balance on September 30, 2005	$4,770,338	$2,269,700	$—	$7,040,038

Balance on December 31, 2003	$4,770,338	$2,117,360	$—	$6,887,698
Net income		34,833		34,833	$34,833

Comprehensive income					$34,833

Balance on September 30, 2004	$4,770,338	$2,152,193	$—	$6,922,531

Balance on December 31, 2004	$4,770,338	$2,173,414	$—	$6,943,752
Net income	—	96,286	—	96,286	$96,286

Comprehensive income					$96,286

Balance on September 30, 2005	$4,770,338	$2,269,700	$—	$7,040,038

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

Under these expanded powers, Main Place has entered into the business of entering into financial warranty agreements in favor of third parties for a fee. As of September 30, 2005, Main Place was a party to three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The information contained in these financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the interim period results have been made. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to the Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for annual statements. The preparation of the financial statements in conformity with GAAP, in the United States, requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from these estimates. Significant estimates made by management are discussed in these footnotes as applicable. These financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2004, and notes included in Main Place’s 2004 Annual Report on Form 10-K. Accounting policies followed in the presentation of interim financial results are presented in Note 2 on pages 15 to 16 of Main Place’s 2004 Annual Report on Form 10-K.

Note 3 – Derivatives – Financial Warranty Agreements

Main Place is in the business of entering into financial warranty agreements with third parties. As of September 30, 2005, Main Place was a party to three financial warranty agreements with third party trusts. The aggregate net asset value of outstanding shares subject to these financial warranty agreements was $422.3 million and $523.5 million at September 30, 2005 and December 31, 2004, respectively. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Net trading account losses from these agreements decreased $237 thousand and $362 thousand to $157 thousand and $846 thousand for the three and nine months ended September 30, 2005 compared to the same periods in 2004.

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

Main Place structures these financial warranties to include investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio of the relevant trust to be liquidated and invested in zero-coupon bonds that mature at a preset future date. Main Place is required to fund any shortfall at the preset future date between the value of the trust’s assets and a preset amount. These financial warranties are booked as derivatives and marked to market in the trading portfolio. The aggregate net asset value of outstanding shares subject to these financial warranty agreements was $422.3 million and $523.5 million at September 30, 2005 and December 31, 2004, respectively. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

Note 4 – Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. As of September 30, 2005 and December 31, 2004, Main Place had approximately $7.1 billion and $7.0 billion, respectively, of time deposits placed with the Parent. Remaining amounts disclosed within cash and cash equivalents on the accompanying balance sheet represent cash balances maintained with the Parent. Interest income on time deposits placed with the Parent for the three and nine months ended September 30, 2005 was $61.1 million and $155.0 million, respectively, compared to $24.6 million and $56.5 million, respectively, for the same prior year periods.

The Parent has entered into financial warranty agreements with Main Place. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place in an aggregate amount, at September 30, 2005 and December 31, 2004, of $422.3 million and $523.5 million, respectively, which corresponds with Main Place’s obligations under financial warranty agreements in favor of third parties. For the three and nine months ended September 30, 2005, Main Place paid $693 thousand and $2.2 million, respectively, of fees to the Parent related to these agreements, compared to $603 thousand and $2.6 million, respectively, for the same prior year periods. These fees are included in Trading profits (losses) and fees on the Statement of Income.

Accrued expenses due to affiliates as of September 30, 2005 and December 31, 2004 were $92.7 million and $64.7 million respectively. The September 30, 2005 and the December 31, 2004 balances were comprised primarily of income tax payable to the Parent.

The Parent performs all of the operational services for Main Place. Total expenses allocated to Main Place by the Parent for the three and nine months ended September 30, 2005, were $25 thousand and $75 thousand, respectively, and are included in other general and operating expenses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total income for the three and nine months ended September 30, 2005 was $60.9 million and $154.2 million, respectively, representing an increase of $36.7 million and $98.9 million, respectively, from the corresponding periods in 2004. The increase was primarily a result of increased interest on time deposits due to higher interest rates. In addition, trading losses and fees for the three and nine months ended September 30, 2005 decreased $237 thousand and $362 thousand, respectively, to $157 thousand and $846 thousand, respectively. The decrease is due primarily to the decrease in the aggregate net asset value of outstanding shares subject to the financial warranty agreements reducing the value of the agreements.

Total expenses (excluding income taxes) for the third quarter were $52 thousand, representing an increase of $4 thousand compared to the same period in 2004. Total expenses (excluding income taxes) for the first nine months of 2005 were $155 thousand, representing a decrease of $735 thousand compared to the same period in 2004. The decrease primarily relates to the termination fee paid by Main Place in the first quarter of 2004 in connection with the termination of the Oppenheimer financial warranty agreement.

Total net income for the three and nine months ended September 30, 2005 was $36.7 million and $96.3 million, respectively, representing an increase of $21.2 million and $61.5 million, respectively, from the corresponding periods in 2004. As discussed above, the increase in the three and nine month periods was primarily a result of increased interest on time deposits due to higher interest rates. Income tax expense for the three and nine months ended September 30, 2005 was $24.2 million and $57.8 million, respectively, representing an increase of $15.5 million and $38.2 million, respectively, from the corresponding periods in 2004.

Liquidity & Capital Resources

Main Place’s primary source of liquidity is its cash and cash equivalents on hand and interest income thereon. At September 30, 2005, Main Place had approximately $7.1 billion in cash and cash equivalents, which were held as time deposits with the Parent. At September 30, 2005, Main Place’s maximum obligation under the financial warranties was $422.3 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

Critical Accounting Estimates and Principles

Main Place’s significant accounting principles are described in Note 2 of Main Place’s audited financial statements included in its Form 10-K for the year ended December 31, 2004, and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of Main Place’s accounting principles require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment in applying the accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

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

Derivative Assets and Liabilities

Main Place engages in derivative trading-related activities. The management process related to the derivative positions is discussed in detail in “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” in Main Place’s 2004 Annual Report on Form 10-K.

Income Taxes

Main Place estimates income tax expense based on the amount it expects to owe various tax authorities as part of a tax allocation agreement with the Corporation. Accrued income taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued income taxes, Main Place assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of its tax position.

Item 4. Controls and Procedures

Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, Main Place carried out an evaluation, with the participation of Main Place’s management, including Main Place’s President and Principal Financial and Accounting Officer, of the effectiveness and design of Main Place’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Main Place’s President and Principal Financial and Accounting Officer, concluded, as of the end of the period covered by this report, that Main Place’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by Main Place, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, as of the end of the period covered by this report, there have been no changes in Main Place’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, Main Place’s internal control over financial reporting.

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

Main Place Funding, LLC
Registrant

Date: November 11, 2005	/s/ Michael Coppins
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