Form 10-K
period 2005-12-31
MAIN PLACE FUNDING LLC
filed 2006-03-30
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the

Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated file” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $0.

On March 31, 2006, there were no shares of common stock outstanding. As of March 31, 2006, Bank of America, N.A. holds 100 percent membership interest in Main Place.

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

Financial Warranty Agreements

Main Place is in the business of entering into financial warranty agreements with third parties. As of December 31, 2005, Main Place was a party to three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

Main Place’s financial warranties are structured to include investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio of the relevant trust to be liquidated and invested in zero-coupon bonds and/or corporate bonds that mature at a preset future date. Main Place is required to fund any shortfall at the preset future date between the value of the trust’s assets and a preset amount. These financial warranties are recorded as derivatives on the balance sheet and marked to market with adjustments recorded in the statement of income. As of December 31, 2005, the aggregate net asset value of outstanding shares subject to these financial warranties with third party trusts totaled $395.8 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

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

On January 20, 2004, a termination agreement was entered into among Main Place, OppenheimerFunds, Inc and Oppenheimer Principal Protected Trust II on behalf of its series, Oppenheimer Principal Protected Main Street Fund II. Under the terms of the termination agreement, Main Place is no longer committed to provide the financial warranty to Oppenheimer Principal Protected Trust II. No warranty was issued under the financial warranty agreement, as the Fund’s offering period had not been completed prior to termination.

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

Item 1A. RISK FACTORS

Based on Main Place’s business operations, financial condition, and the fact that Main Place has no outstanding securities, Main Place does not believe that it is subject to any significant factors or material risks that are required to be disclosed.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Main Place does not own or lease any physical property and no such property is necessary for the conduct of Main Place’s business.

Item 3. LEGAL PROCEEDINGS

Main Place has no material legal actions or proceedings pending against it.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted in accordance with General Instruction I (2) (c) to Form 10-K.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of Main Place’s membership interests are owned by the Parent, and as a result there is no public trading market for the interests. Main Place may from time to time make distributions to the Parent. No distribution was made to the Parent in 2004 or 2005. There are no limitations on Main Place’s ability to make distributions to the Parent contained in its Amended and Restated Limited Liability Company Agreement, the financial warranty agreements, any forms of indebtedness or guarantees, or other agreements.

Main Place does not have any equity compensation plans under which its equity securities are issued. Main Place did not issue or repurchase any of its equity securities during 2005.

Item 6. SELECTED FINANCIAL DATA

Omitted in accordance with General Instruction I (2) (a) to Form 10-K.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Main Place’s primary business activity in 2003 and beyond is presently expected to be entering into financial warranty agreements in favor of third parties for a fee.

2005 compared to 2004

Total income for the year ended December 31, 2005 was $225.8 million, representing an increase of $137.4 million compared to 2004. The increase was primarily a result of increased interest on time deposits placed due to higher interest rates. In addition, trading losses and fees for the year ended December 31, 2005 decreased $167 thousand, to $1.2 million. The decreased trading losses were due primarily to the decrease in the aggregate net asset value of outstanding shares subject to the financial warranty agreements reducing the value of the agreements.

Total expenses (excluding income taxes) for the year ended December 31, 2005 were $206 thousand, representing a decrease of $740 thousand compared to 2004. The decrease primarily relates to the termination fee paid by Main Place to the Parent in the first quarter of 2004 in connection with the termination of the Oppenheimer financial warranty agreement.

Total net income for the year ended December 31, 2005 was $136.9 million, representing an increase of $80.9 million from 2004. As discussed above, the increase was primarily a result of increased interest on time deposits placed due to higher interest rates. Income tax expense for the year ended December 31, 2005 was $88.6 million, representing an increase of $57.3 million from 2004 due to increased interest income.

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

Total expenses (excluding income taxes) for the year ended December 31, 2004 were $946 thousand, representing an increase of $664 thousand compared to 2003. The increase primarily relates to the termination fee paid by Main Place to the Parent in connection with the termination of the Oppenheimer guarantee.

Total net income decreased $1.4 million to $56.1 million for the year ended December 31, 2004 from $57.4 million for the year ended December 31, 2003. The decrease in total net income was primarily due to increased trading losses and increased expenses discussed above.

Liquidity & Capital Resources

Main Place’s primary source of liquidity is its cash and cash equivalents on hand and interest income thereon. At December 31, 2005, Main Place had approximately $7.1 billion in cash and cash equivalents, which were held as time deposits with the Parent. At December 31, 2005, Main Place’s maximum obligation under the financial warranties was $782.0 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

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

Derivative Assets and Liabilities

Main Place engages in derivative trading-related activities. The management process related to the derivative positions is discussed in detail in the Quantitative and Qualitative Disclosures About Market Risk section in Item 7A. Trading positions recorded on the balance sheet are at estimated fair value.

Income Taxes

Main Place estimates tax expense based on the amount it expects to owe various tax authorities as part of a tax allocation agreement with the Corporation. Taxes are discussed in more detail in Note 5 of the financial statements. Accrued income taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued income taxes, Main Place assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of its tax position.

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

Main Place has hedged the market risk on the financial warranties by entering into corresponding warranties with the Parent. Main Place has determined that the fair value of these derivatives is best modeled as the present value of the fees less the expected pay out on the warranties, if any.

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

Item 9A. CONTROLS AND PROCEDURES

Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, Main Place carried out an evaluation, with the participation of Main Place’s management, including Main Place’s President and Principal Financial and Accounting Officer, of the effectiveness and design of Main Place’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Main Place’s President and Principal Financial and Accounting

Officer, concluded, as of the end of the period covered by this report, that Main Place’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by Main Place, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, there have been no changes in Main Place’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, Main Place’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

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

Omitted in accordance with General Instruction I (2) (c) to Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted in accordance with General Instruction I (2) (c) to Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal years ended December 31, 2005 and 2004, Main Place engaged PricewaterhouseCoopers LLP, as an independent registered public accounting firm principally to perform the annual audit and to render other services, as needed. The following table lists fees paid to PricewaterhouseCoopers LLP, for services rendered in fiscal years 2005 and 2004.

	2005	2004
Audit Fees	$104,000	$96,000

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

There were no audit related, tax or other services rendered to Main Place or associated fees paid, by Main Place, to PricewaterhouseCoopers LLP in 2005 or 2004.

Main Place’s management, including Main Place’s President and Principal Financial and Accounting Officer, has adopted procedures for pre-approving certain audit and non-audit services provided by the independent registered public accounting firm. These procedures include reviewing a budget for certain audit and permitted non-audit services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are recurring in nature and therefore anticipated at the time the budget is submitted. Approval from Main Place’s management is required to exceed the budget amount for a particular category of non-audit services and to engage the independent registered public accounting firm for any non-audit services not included in the budget. For both types of pre-approval, Main Place’s management considers whether such services are consistent with SEC rules on auditor independence. Main Place’s management also considers whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with Main Place’s business, people, culture, accounting systems, risk profile, and whether the services enhance the Company’s ability to manage or control risks and improve audit quality.

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

Supplementary Information to be Furnished With Reports filed Pursuant to

Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders during the fiscal year ended December 31, 2005. No annual report or proxy materials will be sent to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Main Place Funding, LLC

Date: March 31, 2006	/s/ Michael Coppins
Michael Coppins
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris Innes Chris Innes	President (Principal Executive Officer)	March 31, 2006

/s/ Michael Coppins Michael Coppins	Principal Financial and Accounting Officer	March 31, 2006

Bank of America, N.A.

/s/ Eric Hambleton Eric Hambleton	Managing Member	March 31, 2006

MAIN PLACE FUNDING, LLC

Report of Independent Registered Public Accounting Firm

To the Member of Main Place Funding, LLC:

In our opinion, the accompanying balance sheet and the related statement of income, of changes in member’s equity and of cash flows present fairly, in all material respects, the financial position of Main Place Funding, LLC (the “Company”) at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, NC

March 31, 2006

Main Place Funding, LLC

Statement of Income

(Dollars in Thousands)

	Year Ended December 31,
	2005	2004	2003
Income
Interest on time deposits placed	$226,970	$89,707	$90,327
Trading losses and fees	(1,214)	(1,381)	(297)

Total income	225,756	88,326	90,030

Expenses
Other general and operating expenses	206	946	282

Total expenses	206	946	282

Income before income taxes	225,550	87,380	89,748
Income tax expense	88,645	31,326	32,311

Net income	$136,905	$56,054	$57,437

See accompanying notes to financial statements.

Main Place Funding, LLC

Balance Sheet

(Dollars in Thousands)

	As of December 31 2005	As of December 31 2004
Assets
Cash and cash equivalents	$7,136,301	$7,003,328
Derivative assets	10,711	19,192
Interest receivable	1,684	436
Accounts receivable from customer	203	98

Total assets	$7,148,899	$7,023,054

Liabilities
Accrued expenses due to affiliates	$60,078	$64,715
Derivative liability to affiliate	8,060	14,447
Other liabilities	104	140

Total liabilities	68,242	79,302

Member’s Equity
Contributed equity	4,770,338	4,770,338
Undistributed income	2,310,319	2,173,414

Total member’s equity	7,080,657	6,943,752

Total liabilities and member’s equity	$7,148,899	$7,023,054

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Cash Flows

(Dollars in Thousands)

	Year Ended December 31
	2005	2004	2003
Operating Activities
Net income	$136,905	$56,054	$57,437
Reconciliation of net income to cash from operating activities
Net (increase)/decrease in derivative assets	8,481	10,959	7,232
Net (increase)/decrease in interest receivable	(1,248)	(71)	4,070
Net (increase)/decrease in accounts receivable from affiliates	—	4,221	(4,221)
Net (increase)/decrease in accounts receivable from customer	(105)	(98)	—
Net increase/(decrease) in accrued expenses due to affiliates	(4,637)	35,852	(1,027,080)
Net increase/(decrease) in derivative liability to affiliate	(6,387)	(8,257)	(5,464)
Net increase/(decrease) in other liabilities	(36)	96	92

Net cash provided by/(used in) operating activities	132,973	98,756	(967,934)

Financing Activities
Net increase/(decrease) in short term borrowings	—	(5,428)	5,428
Distribution of capital to the Parent	—	—	(7,489,110)

Net cash used in financing activities	—	(5,428)	(7,483,682)

Net increase/(decrease) in cash and cash equivalents	132,973	93,328	(8,451,616)
Cash and cash equivalents at beginning of period	7,003,328	6,910,000	15,361,616

Cash and cash equivalents at end of period	$7,136,301	$7,003,328	$6,910,000

Supplemental cash flow disclosure
Cash paid for interest	—	—	—
Cash paid for income taxes	—	—	149,680

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Changes in Member’s Equity

(Dollars in Thousands)

	Contributed Equity	Undistributed Income	Total Member’s Equity	Comprehensive Income
Balance on December 31, 2002	$12,259,448	$2,059,923	$14,319,371

Net income	—	57,437	57,437	$57,437

Comprehensive income	—	—	—	$57,437

Distributions	(7,489,110)	—	(7,489,110)

Balance on December 31, 2003	$4,770,338	$2,117,360	$6,887,698

Net income	—	56,054	56,054	$56,054

Comprehensive income	—	—	—	$56,054

Distributions	—	—	—

Balance on December 31, 2004	$4,770,338	$2,173,414	$6,943,752

Net income	—	136,905	136,905	$136,905

Comprehensive income	—	—	—	$136,905

Distributions	—	—	—

Balance on December 31, 2005	$4,770,338	$2,310,319	$7,080,657

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

Under these expanded powers, Main Place now operates a business of entering into financial warranty agreements in favor of third parties for a fee. As of December 31, 2005, Main Place was a party to three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from these estimates. Significant estimates made by management are discussed in these footnotes as applicable.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, amounts due from affiliated banks and investments in instruments with an original maturity of less than 90 days.

Derivatives

All derivatives are recognized on the balance sheet at estimated fair value.

Income Taxes

Main Place is classified as a single-member LLC and, as such, is disregarded as an entity separate from its owners for income tax purposes. The predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements. The accompanying financial statements include an income tax provision for the years ended December 31, 2005, 2004 and 2003 (see Note 5).

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

On July 14, 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Accounting for Uncertain Tax Positions”, a proposed interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (the proposed Interpretation). The proposed Interpretation, as modified by recent FASB deliberations, requires recognition of a tax benefit to the extent of Management’s best estimate of the impact of a tax position, provided it is more likely than not that the tax position would be sustained based on its technical merits. The proposed Interpretation is expected to be effective January 1, 2007. Management is currently evaluating the effect of adopting the proposed Interpretation, which effect is required to be reflected as a change in the opening balance of retained earnings in the period of adoption.

Note 3 – Derivatives – Financial Warranty Agreements

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

On January 20, 2004, a termination agreement was entered into among Main Place, OppenheimerFunds, Inc and Oppenheimer Principal Protected Trust II on behalf of its series, Oppenheimer Principal Protected Main Street Fund II. Under the terms of the termination agreement, Main Place is no longer committed to provide the financial warranty to Oppenheimer Principal Protected Trust II. No warranty was issued under the financial warranty agreement, as the Fund’s offering period had not been completed prior to termination.

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

Main Place structures these financial warranties to include investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio of the relevant trust to be liquidated and invested in zero-coupon bonds that mature at a preset future date. Main Place is required to fund any shortfall at the preset future date between the value of the trust’s assets and a preset amount. These financial warranties are booked as derivatives and marked to market in the trading portfolio. As of December 31, 2005, the aggregate net asset value of outstanding shares subject to these financial warranties with third party trusts totaled $395.8 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

Note 4 - Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. Main Place had $7.1 billion and $7.0 billion of time deposits placed with the Parent at December 31, 2005 and 2004, respectively. Interest income on time deposits placed with the Parent for the years ended December 31, 2005, 2004 and 2003 was $227.0 million, $89.7 million and $90.3 million, respectively. On February 28, 2003, Main Place distributed $7.5 billion of these time deposits to the Parent as a return of capital.

The Parent pays for substantially all general and administrative expenses incurred by the Company, including but not limited to compensation and incentive benefits and office overhead. The Parent charged the Company a management fee of $100 thousand in both 2005 and 2004 to reflect the charge for their services and, these amounts are included in other general and operating expenses.

As described more fully in Note 3, the Parent has entered into financial warranty agreements with Main Place. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place, where the maximum obligation under the financial warranties is $782.0 million, which corresponds with Main Place’s obligations under financial warranty agreements in favor of third parties.

Accrued expenses due to affiliates at December 31, 2005 and 2004 were $60.1 million and $64.7 million, respectively, primarily reflecting income taxes due to the Parent.

Note 5 - Income Taxes

The components of income tax for the years ended December 31, 2005, 2004 and 2003 are as follows (dollars in thousands):

	2005	2004	2003
Current - expense
Federal	73,718	29,980	30,928
State	14,927	1,346	1,382

Total income tax expense	88,645	31,326	32,310

A reconciliation of the expected federal income tax expense using the federal statutory rate of 35 percent to the actual income tax expense for the years ended December 31, 2005, 2004 and 2003, is as follows (dollars in thousands):

	2005	2004	2003
Expected federal tax expense	78,942	30,583	31,412
Increase (decrease) in taxes resulting from:
State tax expense, net of federal benefit	9,703	875	898
Other	—	(132)	—

Total income tax expense	88,645	31,326	32,310

Main Place had no deferred tax assets or liabilities at December 31, 2005 and 2004.

Current federal taxes payable to the Corporation, inclusive of current state taxes payable to the Parent, was approximately $60 million and $64 million at December 31, 2005 and 2004, respectively, which are included in accrued expenses due to affiliates on the accompanying balance sheet.

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

Short - Term Financial Instruments

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

Derivatives

All derivatives are recognized on the balance sheet at estimated fair value.

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