Form 10-Q
period 2006-03-31
MAIN PLACE FUNDING LLC
filed 2006-05-15
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large	accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 15, 2006, there were no shares of common stock outstanding. As of May 15, 2006, Bank of America, N.A. holds 100 percent membership interest in Main Place.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H(2) OF THE FORM 10-Q.

Main Place Funding, LLC

March 31, 2006 Form 10-Q

		Page
Part I. Financial Information

Item 1.	Financial Statements

	Statement of Income for the Three Months Ended March 31, 2006 and 2005	3

	Balance Sheet as of March 31, 2006 and December 31, 2005	4

	Statement of Cash Flows for the Three Months Ended March 31, 2006 and 2005	5

	Statement of Changes in Member’s Equity for the Three Months Ended March 31, 2006 and 2005	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	11

Part II. Other Information

Item 6.	Exhibits	12

Signature		13

Index to Exhibits		14

	Exhibit 31.1: Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	15

	Exhibit 31.2: Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

	Exhibit 32.1: Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

	Exhibit 32.2: Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Main Place Funding, LLC

Statement of Income “Unaudited”

(Dollars in Thousands)

	Three Months Ended March 31
	2006	2005
Income
Interest on time deposits placed	$79,252	$42,323
Trading losses and fees	$(106)	(489)

Total income	$79,146	41,834

Expenses
Other general and operating expenses	53	51

Total expenses	53	51

Income before income taxes	79,093	41,783
Income tax expense	29,653	15,042

Net income	$49,440	$26,741

See accompanying notes to financial statements.

Main Place Funding, LLC

Balance Sheet “Unaudited”

(Dollars in Thousands)

	As of March 31 2006	As of December 31 2005
Assets
Cash and cash equivalents	$7,216,486	$7,136,301
Derivative assets	9,472	10,711
Interest receivable	923	1,684
Accounts receivable from customer	208	203

Total assets	$7,227,089	$7,148,899

Liabilities
Accrued expenses due to affiliates	$89,759	$60,078
Derivative liability to affiliate	7,127	8,060
Other liabilities	106	104

Total liabilities	96,992	68,242

Member’s Equity
Contributed equity	4,770,338	4,770,338
Undistributed income	2,359,759	2,310,319

Total member’s equity	7,130,097	7,080,657

Total liabilities and member’s equity	$7,227,089	$7,148,899

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Cash Flows “Unaudited”

(Dollars in Thousands)

	Three Months Ended March 31
	2006	2005
Operating Activities
Net income	$49,440	$26,741
Reconciliation of net income to cash from operating activities
Net decrease in derivative assets	1,239	2,980
Net (increase)/decrease in interest receivable	761	(99)
Net decrease in accounts receivable from affiliates	—	—
Net decrease in accounts receivable from customer	(5)	7
Net increase in accrued expenses due to affiliates	29,681	15,066
Net decrease in derivative liability to affiliate	(933)	(2,243)
Net increase/(decrease) in other liabilities	2	(46)

Net cash provided by operating activities	80,185	42,406

Net increase in cash and cash equivalents	80,185	42,406
Cash and cash equivalents at beginning of period	7,136,301	7,003,328

Cash and cash equivalents at end of period	$7,216,486	$7,045,734

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Changes in Member’s Equity “Unaudited”

(Dollars in Thousands)

	Contributed Equity	Undistributed Income	Total Member’s Equity	Comprehensive Income
Balance on December 31, 2004	$4,770,338	$2,173,414	$6,943,752
Net income		26,741	26,741	$26,741

Comprehensive income				$26,741

Balance on March 31, 2005	$4,770,338	$2,200,155	$6,970,493

Balance on December 30, 2005	$4,770,338	$2,310,319	$7,080,657
Net income	—	49,440	49,440	$49,440

Comprehensive income				$49,440

Balance on March 31, 2006	$4,770,338	$2,359,759	$7,130,097

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

Under these expanded powers, Main Place has entered into the business of entering into financial warranty agreements in favor of third parties for a fee. As of March 31, 2006, Main Place was a party to three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The information contained in these financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the interim period results have been made. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for annual statements. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from these estimates. Significant estimates made by management are discussed in these footnotes as applicable. Accounting policies followed in the presentation of interim financial results are presented in Note 2 on pages 15 to 16 of Main Place’s 2005 Annual Report on Form 10-K. These financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2005, and notes included in Main Place’s 2005 Annual Report on Form 10-K.

Note 3 – Derivatives – Financial Warranty Agreements

Main Place is in the business of entering into financial warranty agreements with third parties. As of March 31, 2006, Main Place was a party to three financial warranty agreements with third party trusts. The aggregate net asset value of outstanding shares subject to these financial warranty agreements was $376.3 million and $395.8 million at March 31, 2006 and December 31, 2005, respectively. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Net trading account losses from these agreements totaled $106 thousand for the three months ended March 31, 2006.

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

Note 4 – Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. As of March 31, 2006 and December 31, 2005, Main Place had approximately $7.2 billion and $7.1 billion respectively, of time deposits placed with the Parent. Remaining amounts disclosed within cash and cash equivalents on the accompanying balance sheet represent cash balances maintained with the Parent. Interest income on time deposits placed with the Parent for the three months ended March 31, 2006 was $79.3 million, compared to $42.3 million for the same prior year period.

The Parent has entered into financial warranty agreements with Main Place. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place in an aggregate amount, at March 31, 2006 and December 30, 2005, of $376.3 million and $395.8 million, respectively, which corresponds with Main Place’s obligations under financial warranty agreements in favor of third parties. For the three months ended March 31, 2006 and March 31, 2005, Main Place paid $602 thousand and $776 thousand, respectively, of fees to the Parent related to these agreements.

Accrued expenses due to affiliates as of March 31, 2006 and December 30, 2005 were $89.8 million and $60.1 million respectively. The March 31, 2006 and December 30, 2005 balances were comprised primarily of income tax payable to the Parent.

The Parent performs all of the operational services for Main Place. Total expenses allocated to Main Place by the Parent for the three months ended March 31, 2006, were $25 thousand and are included in other general and operating expenses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total income for the three months ended March 31, 2006 was $79.1 million, representing an increase of $37.3 million from the corresponding period in 2005. The increase in the three month period was primarily a result of increased interest on time deposits due to higher interest rates. In addition, trading losses for the three months ended March 31, 2006 decreased $383 thousand from the corresponding period in 2005 as a result of a decrease in the net asset value of the underlying mutual fund series covered by the principal protection guarantees.

Total expenses (excluding income taxes) for the first quarter of 2006 were $53 thousand, representing an increase of $2 thousand compared to the same period in 2005.

Total net income for the three months ended March 31, 2006 was $49.4 million, representing an increase of $22.7 million from the corresponding period in 2005. As discussed above, the increase in the three month period was primarily a result of increased interest on time deposits due to higher interest rates. Income tax expense for the three months ended March 31, 2006 was $29.7 million, representing an increase of $14.6 million from the corresponding period in 2005.

Liquidity & Capital Resources

Main Place’s primary source of liquidity is its cash and cash equivalents on hand and interest income thereon. At March 31, 2006, Main Place had approximately $7.2 billion in cash and cash equivalents, which were held as time deposits with the Parent. Main Place holds cash primarily to fund its obligations under its financial warranty agreements, if necessary, and for ongoing operating expense. At March 31, 2006, Main Place’s maximum obligation under the financial warranties was $376.3 million, representing the net asset value of outstanding shares subject to these warranties. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

Critical Accounting Estimates and Principles

Main Place’s significant accounting principles are described in Note 2 of Main Place’s audited financial statements included in its Form 10-K for the year ended December 30, 2005, and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of Main Place’s accounting principles require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment in applying the accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

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

Derivative Assets and Liabilities

Main Place engages in trading-related activities. The management process related to the derivative positions is discussed in detail in “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” in Main Place’s 2005 Annual Report on Form 10-K. Trading positions recorded on the balance sheet are at estimated fair value.

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

Item 4. Controls and Procedures

Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, Main Place carried out an evaluation, with the participation of Main Place’s management, including Main Place’s President and Principal Financial and Accounting Officer, of the effectiveness and design of Main Place’s disclosure controls and procedures as defined under rule 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon that evaluation, Main Place’s President and Principal Financial and Accounting Officer, concluded, as of the end of the period covered by this report, that Main Place’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by Main Place, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, there have been no changes in Main Place’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, Main Place’s internal control over financial reporting.

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

Main Place Funding, LLC

Date: May 15, 2006	/s/ George C. Carp
George C. Carp
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