Form 10-Q
period 2006-06-30
MAIN PLACE FUNDING LLC
filed 2006-08-14
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

On July 31, 2006, there were no shares of common stock outstanding. As of July 31, 2006, Bank of America, N.A. holds 100 percent membership interest in Main Place.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H(2) OF THE FORM 10-Q.

Main Place Funding, LLC

June 30, 2006 Form 10-Q

		Page
Part I.	Financial Information

Item 1.	Financial Statements

	Statement of Income for the Three and Six Months Ended June 30, 2006 and 2005	3

	Balance Sheet as of June 30, 2006 and December 31, 2005	4

	Statement of Cash Flows for the Six Months Ended June 30, 2006 and 2005	5

	Statement of Changes in Member’s Equity for the Six Months Ended June 30, 2006 and 2005	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	11

Part II.	Other Information

Item 6.	Exhibits	12

Signature		13

Index to Exhibits		14

	Exhibit 31.1: Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	15

	Exhibit 31.2: Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	16

	Exhibit 32.1: Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	17

	Exhibit 32.2: Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	18

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Main Place Funding, LLC

Statement of Income (unaudited)

(Dollars in Thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Income
Interest on time deposits placed	$87,551	$51,647	$166,803	$93,970
Trading losses and fees	$(137)	(200)	$(243)	(689)

Total income	$87,414	51,447	$166,560	93,281

Expenses
Other general and operating expenses	53	52	106	103

Total expenses	53	52	106	103

Income before income taxes	87,361	51,395	166,454	93,178
Income tax expense	34,211	18,502	63,864	33,544

Net income	$53,150	$32,893	$102,590	$59,634

See accompanying Notes to Financial Statements.

Main Place Funding, LLC

Balance Sheet

(Dollars in Thousands)

	As of June 30 2006	As of December 31 2005
	(unaudited)
Assets
Cash and cash equivalents	$7,303,768	$7,136,301
Derivative assets	8,169	10,711
Interest receivable	1,032	1,684
Accounts receivable from customer	191	203

Total assets	$7,313,160	$7,148,899

Liabilities
Accrued expenses due to affiliates	$123,633	$60,078
Derivative liability to affiliate	6,146	8,060
Other liabilities	134	104

Total liabilities	129,913	68,242

Member’s Equity
Contributed equity	4,770,338	4,770,338
Undistributed income	2,412,909	2,310,319

Total member’s equity	7,183,247	7,080,657

Total liabilities and member’s equity	$7,313,160	$7,148,899

See accompanying Notes to Financial Statements.

Main Place Funding, LLC

Statement of Cash Flows (unaudited)

(Dollars in Thousands)

	Six Months Ended June 30
	2006	2005
Operating Activities
Net income	$102,590	$136,905
Reconciliation of net income to cash from operating activities
Net decrease in derivative assets	2,542	8,481
Net (increase)/decrease in interest receivable	653	(1,248)
Net decrease in accounts receivable from customer	12	(105)
Net increase in accrued expenses due to affiliates	63,555	(4,637)
Net decrease in derivative liability to affiliate	(1,915)	(6,387)
Net increase/(decrease) in other liabilities	30	(36)

Net cash provided by operating activities	167,467	132,973

Net increase in cash and cash equivalents	167,467	132,973
Cash and cash equivalents at beginning of period	7,136,301	7,003,328

Cash and cash equivalents at end of period	$7,303,768	$7,136,301

See accompanying Notes to Financial Statements.

Main Place Funding, LLC

Statement of Changes in Member’s Equity (unaudited)

(Dollars in Thousands)

	Contributed Equity	Undistributed Income	Total Member’s Equity	Comprehensive Income
Balance on December 31, 2004	$4,770,338	$2,173,414	$6,943,752
Net income	—	59,634	59,634	$59,634

Comprehensive income				$59,634

Balance on June 30, 2005	$4,770,338	$2,233,048	$7,003,386

Balance on December 31, 2005	$4,770,338	$2,310,319	$7,080,657
Net income	—	102,590	102,590	$102,590

Comprehensive income				$102,590

Balance on June 30, 2006	$4,770,338	$2,412,909	$7,183,247

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

Under these expanded powers, Main Place has entered into the business of entering into financial warranty agreements in favor of third parties for a fee. As of June 30, 2006, Main Place was a party to three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

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

Note 3 – Derivatives – Financial Warranty Agreements

Main Place is in the business of entering into financial warranty agreements with third parties. As of June 30, 2006, Main Place was a party to three financial warranty agreements with third party trusts. The aggregate net asset value of outstanding shares subject to these financial warranty agreements was $344.5 million and $395.8 million at June 30, 2006 and December 31, 2005, respectively. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Net trading account losses from these agreements decreased $63 thousand and $446 thousand to $137 thousand and $243 thousand for the three and six months ended June 30, 2006 compared to the same periods in 2005.

On October 29, 2002, Main Place entered into a financial warranty agreement with Pioneer Principal Protection Trust, on behalf of its series Pioneer Protected Principal Plus Fund and Pioneer Investment Management, Inc. The trust is an open-ended diversified, registered investment company registered under the Investment Company Act of 1940, as amended. Under the terms of the agreement, Main Place provided a financial warranty to the trust in the amount of up to $180.3 million in order to ensure that the trust is able to redeem all of the outstanding shares of the series on the maturity date, as defined in the financial warranty agreement. The last day upon which the financial warranty may be drawn is January 8, 2010.

On December 20, 2002, Main Place entered into a financial warranty agreement with the Parent. Under the terms of this agreement, the Parent provided a financial warranty in favor of Main Place in the amount of up to $180.3 million, corresponding to Main Place’s obligations under the financial warranty in favor of Pioneer Principal Protection Trust, on behalf of its series, Pioneer Protected Principal Plus Fund.

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

Note 4 – Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. As of June 30, 2006 and December 31, 2005, Main Place had approximately $7.3 billion and $7.1 billion respectively, of time deposits placed with the Parent. Remaining amounts disclosed within cash and cash equivalents on the accompanying balance sheet represent cash balances maintained with the Parent. Interest income on time deposits placed with the Parent for the three and six months ended June 30, 2006 was $87.6 million and $166.8 million, respectively, compared to $51.6 million and $94.0 million, respectively, for the same prior year periods.

The Parent has entered into financial warranty agreements with Main Place. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place in an aggregate amount, at June 30, 2006 and December 31, 2005, of $344.5 million and $395.8 million, respectively, which corresponds with Main Place’s obligations under financial warranty agreements in favor of third parties. For the three and six months ended June 30, 2006, Main Place paid $553.2 thousand and $1.1 million, respectively, of fees to the Parent related to these agreements, compared to $722.0 thousand and $1.5 million, respectively, for the same prior year periods. These fees are included in Trading losses and fees on the Statement of Income.

Accrued expenses due to affiliates as of June 30, 2006 and December 31, 2005 were $123.6 million and $60.1 million respectively. The June 30, 2006 and the December 31, 2005 balances were comprised primarily of income tax payable to the Parent.

The Parent performs all of the operational services for Main Place. Total expenses allocated to Main Place by the Parent for the three and six months ended June 30, 2006, were $25 thousand and $50 thousand, respectively, and are included in other general and operating expenses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total income for the three and six months ended June 30, 2006 was $87.4 million and $166.6 million, respectively, representing an increase of $36.0 million and $73.3 million from the corresponding period in 2005. The increase in the six month period was primarily a result of increased interest on time deposits due to higher interest rates. In addition, trading losses for the three months and six months ended June 30, 2006 decreased $63.2 thousand and $446.2 thousand respectively, from the corresponding period in 2005 as a result of a decrease in the net asset value of the underlying mutual fund series covered by the principal protection guarantees.

Total expenses (excluding income taxes) remained flat for the three and six months ended June 30, 2006 at $53 thousand and $106 thousand, respectively, compared to the same periods in 2005.

Net income for the three months and six months ended June 30, 2006 was $53.2 million and $102.6 million, respectively, representing an increase of $20.3 million and $43.0 million, respectively, from the corresponding periods in 2005. As discussed above, the increase in the three and six month period was primarily a result of increased interest on time deposits due to higher interest rates. Income tax expense for the three and six months ended June 30, 2006 was $34.2 million and $63.9 million, respectively, representing an increase of $15.7 million and $30.3 from the corresponding period in 2005.

Liquidity and Capital Resources

Main Place’s primary source of liquidity is its cash and cash equivalents on hand and interest income primarily. At June 30, 2006, Main Place had approximately $7.3 billion in cash and cash equivalents, which were primarily held as time deposits with the Parent. Main Place holds cash primarily to fund its obligations under its financial warranty agreements, if necessary, and for ongoing operating expense. At June 30, 2006, Main Place’s maximum obligation under the financial warranties was $344.5 million, representing the net asset value of outstanding shares subject to these warranties. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

Critical Accounting Estimates and Principles

Main Place’s significant accounting principles are described in Note 2 of Main Place’s audited financial statements included in its Form 10-K for the year ended December 31, 2005, and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of Main Place’s accounting principles require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment in applying the accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

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

Item 4. Controls and Procedures

Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, Main Place carried out an evaluation, with the participation of Main Place’s management, including Main Place’s President and Principal Financial and Accounting Officer, of the effectiveness and design of Main Place’s disclosure controls and procedures as defined under rule 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon that evaluation, Main Place’s President and Principal Financial and Accounting Officer, concluded, as of the end of the period covered by this report, that Main Place’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by Main Place, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, there have been no changes in Main Place’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, Main Place’s internal control over financial reporting.

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

Main Place Funding, LLC

Date: July 31, 2006	/s/ George C. Carp
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