Form 10-Q
period 2006-09-30
MAIN PLACE FUNDING LLC
filed 2006-11-14
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

On October 31, 2006, there were no shares of common stock outstanding. As of October 31, 2006, Bank of America, N.A. holds 100 percent membership interest in Main Place.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H(2) OF THE FORM 10-Q.

Main Place Funding, LLC

September 30, 2006 Form 10-Q

		Page
Part I. Financial Information

Item 1.	Financial Statements

	Statement of Income for the Three and Nine Months Ended September 30, 2006 and 2005	3

	Balance Sheet as of September 30, 2006 and December 31, 2005	4

	Statement of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	5

	Statement of Changes in Member’s Equity for the Nine Months Ended September 30, 2006 and 2005	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	11

Part II. Other Information

Item 6.	Exhibits	12

Signature		13

Index to Exhibits		14

	Exhibit 31.1: Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	15

	Exhibit 31.2: Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

	Exhibit 32.1: Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

	Exhibit 32.2: Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Main Place Funding, LLC

Statement of Income (unaudited)

(Dollars in Thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Income
Interest on time deposits placed	$95,201	$61,078	$262,004	$155,048
Trading profits (losses) and fees	$154	(157)	$(89)	(846)

Total income	$95,355	60,921	$261,915	154,202

Expenses
Other general and operating expenses	54	52	160	155

Total expenses	54	52	160	155

Income before income taxes	95,301	60,869	261,755	154,047
Income tax expense	36,577	24,217	100,441	57,761

Net income	$58,724	$36,652	$161,314	$96,286

See accompanying notes to financial statements.

Main Place Funding, LLC

Balance Sheet

(Dollars in Thousands)

	As of September 30 2006	As of December 31 2005
	(unaudited)
Assets
Cash and cash equivalents	$7,397,938	$7,136,301
Derivative assets	8,054	10,711
Interest receivable	2,059	1,684
Accounts receivable from customer	226	203

Total assets	$7,408,277	$7,148,899

Liabilities
Accrued expenses due to affiliates	$160,218	$60,078
Derivative liability to affiliate	6,060	8,060
Other liabilities	28	104

Total liabilities	166,306	68,242

Member’s Equity
Contributed equity	4,770,338	4,770,338
Undistributed income	2,471,633	2,310,319

Total member’s equity	7,241,971	7,080,657

Total liabilities and member’s equity	$7,408,277	$7,148,899

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Cash Flows (unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30
	2006	2005
Operating Activities
Net income	$161,314	$96,286
Reconciliation of net income to cash from operating activities
Net decrease in derivative assets	2,657	6,157
Net (increase)/decrease in interest receivable	(375)	(306)
Net decrease in accounts receivable from affiliates	—	—
Net (increase)/decrease in accounts receivable from customer	(23)	44
Net increase in accrued expenses due to affiliates	100,140	27,946
Net (decrease) in derivative liability to affiliate	(2,000)	(4,637)
Net increase/(decrease) in other liabilities	(76)	(62)

Net cash provided by/ (used in) operating activities	261,637	125,428

Financing Activities
Net (decrease) in short term borrowings	—	—

Net cash used in financing activities	—	—

Net increase in cash and cash equivalents	261,637	125,428
Cash and cash equivalents at beginning of period	7,136,301	7,003,328

Cash and cash equivalents at end of period	$7,397,938	$7,128,756

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Changes in Member’s Equity (unaudited)

(Dollars in Thousands)

	Contributed Equity	Undistributed Income	Total Member’s Equity	Compre- hensive Income
Balance on December 31, 2004	$4,770,338	$2,173,414	$6,943,752
Net income	—	96,286	96,286	$96,286

Comprehensive income				$96,286

Balance on September 30, 2005	$4,770,338	$2,269,700	$7,040,038

Balance on December 31, 2005	$4,770,338	$2,310,319	$7,080,657
Net income	—	161,314	$161,314	$161,314

Comprehensive income				$161,314

Balance on September 30, 2006	$4,770,338	$2,471,633	$7,241,971

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

Under these expanded powers, Main Place has entered into the business of entering into financial warranty agreements in favor of third parties for a fee. As of September 30, 2006, Main Place was a party to three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

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

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for Main Place’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the effect of SFAS 157 on the Main Place’s financial condition and results of operations.

On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007. The adoption of SFAS 155 is not expected to have a material impact on Main Place’s financial condition and results of operations.

Note 3 – Derivatives – Financial Warranty Agreements

Main Place is in the business of entering into financial warranty agreements with third parties. As of September 30, 2006, Main Place was a party to three financial warranty agreements with third party trusts. The aggregate net asset value of outstanding shares subject to these financial warranty agreements was $336.6 million and $395.8 million at September 30, 2006 and December 31, 2005, respectively. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Net trading account profits (losses) from these agreements increased $311 thousand and $757 thousand to $154 thousand and ($89) thousand for the three and nine months ended September 30, 2006 compared to the same periods in 2005.

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

On November 1, 2002, Main Place entered into a financial warranty agreement with Blackrock Principal Protected Trust, on behalf of its series Blackrock Fundamental Growth Principal Protected Fund and Blackrock Investment Managers, L.P. The trust is an open-ended diversified, registered investment company registered under the Investment Company Act of 1940, as amended. Under the terms of the agreement, Main Place provided a financial warranty in the amount of up to $265.9 million in order to ensure that the trust is able to redeem all of the outstanding shares of the series on the maturity date, as defined in the financial warranty agreement. The last day upon which the financial warranty may be drawn is December 1, 2009.

On November 13, 2002, Main Place entered into a financial warranty agreement with the Parent. Under the terms of this agreement, the Parent provided a financial warranty in favor of Main Place in the amount of up to $265.9 million, corresponding to Main Place’s obligations under the financial warranty in favor of Blackrock Principal Protected Trust, on behalf of its series, Blackrock Fundamental Growth Principal Protected Fund.

On November 1, 2002, Main Place also entered into a financial warranty agreement with Blackrock Principal Protected Trust, on behalf of its series, Blackrock Basic Value Principal Protected Fund and Fund Asset Management, L.P. The trust is an open-ended diversified, registered investment company registered under the Investment Company Act of 1940, as amended. Under the terms of the agreement, Main Place provided a financial warranty in the amount of up to $335.8 million in order to ensure that the trust is able to redeem all of the outstanding shares of the series on the maturity date, as defined in the financial warranty agreement. The last day upon which the financial warranty may be drawn is December 1, 2009.

On November 13, 2002, Main Place also entered into a financial warranty agreement with the Parent. Under the terms of this agreement, the Parent provided a financial warranty in favor of Main Place in the amount of up to $335.8 million, corresponding to Main Place’s obligations under the financial warranty in favor of Blackrock Principal Protected Trust, on behalf of its series, Blackrock Basic Value Principal Protected Fund.

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

Note 4 – Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. As of September 30, 2006 and December 31, 2005, Main Place had approximately $7.4 billion and $7.1 billion, respectively, of time deposits placed with the Parent. Remaining amounts disclosed within cash and cash equivalents on the accompanying balance sheet represent cash balances maintained with the Parent. Interest income on time deposits placed with the Parent for the three and nine months ended September 30, 2006 was $95.2 million and $262.0 million, respectively, compared to $61.1 million and $155.0 million, respectively, for the same prior year periods.

The Parent has entered into financial warranty agreements with Main Place. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place in an aggregate amount, at September 30, 2006 and December 31, 2005, of $336.6 million and $395.8 million, respectively, which corresponds with Main Place’s obligations under financial warranty agreements in favor of third parties. For the three and nine months ended September 30, 2006, Main Place paid $523 thousand and $1.7 million, respectively, of fees to the Parent related to these agreements, compared to $693 thousand and $2.2 million, respectively, for the same prior year periods. These fees are included in Trading profits (losses) and fees on the Statement of Income.

Accrued expenses due to affiliates as of September 30, 2006 and December 31, 2005 were $160.0 million and $60.1 million respectively. The September 30, 2006 and the December 31, 2005 balances were comprised primarily of income tax payable to the Parent.

The Parent performs all of the operational services for Main Place. Total expenses allocated to Main Place by the Parent for the three and nine months ended September 30, 2006, were $25 thousand and $75 thousand, respectively, and are included in other general and operating expenses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total income for the three and nine months ended September 30, 2006 was $95.4 million and $261.9 million, respectively, representing an increase of $34.4 million and $107.7 million, respectively, from the corresponding periods in 2005. The increase was a result of increased interest on time deposits due to higher interest rates. In addition, trading account profits (losses) for the three and nine months ended September 30, 2006 increased $311 thousand and $757 thousand, respectively, to $154 thousand and ($89) thousand, respectively. The increase is due primarily to the decrease in the aggregate net asset value of outstanding shares subject to the financial warranty agreements reducing the value of the agreements.

Total expenses (excluding income taxes) were $54 thousand and $160 thousand for the three and nine months ended September 30, 2006.

Net income for the three and nine months ended September 30, 2006 was $58.7 million and $161.3 million, respectively, representing an increase of $22.1 million and $65.0 million, respectively, from the corresponding periods in 2005. As discussed above, the increase in the three and nine month periods was primarily a result of increased interest on time deposits due to higher interest rates. Income tax expense for the three and nine months ended September 30, 2006 was $36.6 million and $100.4 million, respectively, representing an increase of $12.4 million and $42.7 million, respectively, from the corresponding periods in 2005.

Liquidity & Capital Resources

Main Place’s primary source of liquidity is its cash and cash equivalents on hand and interest income thereon. At September 30, 2006, Main Place had approximately $7.4 billion in cash and cash equivalents, which were held as time deposits and cash with the Parent. At September 30, 2006, Main Place’s maximum obligation under the financial warranties was $336.6 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

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

Item 4. Controls and Procedures

Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, Main Place carried out an evaluation, with the participation of Main Place’s management, including Main Place’s President and Principal Financial and Accounting Officer, of the effectiveness and design of Main Place’s disclosure controls and procedures as defined under rule 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon that evaluation, Main Place’s President and Principal Financial and Accounting Officer, concluded, as of the end of the period covered by this report, that Main Place’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by Main Place, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, there have been no changes in Main Place’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, Main Place’s internal control over financial reporting.

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

Main Place Funding, LLC
Registrant

Date: November 14, 2006	/s/ George C. Carp
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