Form 10-K
period 2006-12-31
MAIN PLACE FUNDING LLC
filed 2007-03-30
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of December 31, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $0.

On March 30, 2007, there were no shares of common stock outstanding. As of March 30, 2007, Bank of America, N.A. holds 100 percent membership interest in Main Place.

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

Financial Warranty Agreements

Main Place is in the business of entering into financial warranty agreements with third parties. As of December 31, 2006, Main Place was a party to three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

Main Place’s financial warranties are structured to include investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio of the relevant trust to be liquidated and invested in zero-coupon bonds and/or corporate bonds that mature at a preset future date. Main Place is required to fund any shortfall at the preset future date between the value of the trust’s assets and a preset amount. These financial warranties are recorded as derivatives on the balance sheet and marked to market with adjustments recorded in the statement of income. As of December 31, 2006, the aggregate net asset value of outstanding shares subject to these financial warranties with third party trusts totaled $328 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

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

On February 15, 2006, BlackRock, Inc. & Merrill Lynch agreed to merge their investment management businesses. As part of the merger with BlackRock, the Merrill Lynch Principal Protected Trust Agreements became the BlackRock Principal Protected Trust Agreements on September 29, 2006 when the merger was completed.

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

All of Main Place’s membership interests are owned by the Parent, and as a result there is no public trading market for the interests. Main Place may from time to time make distributions to the Parent. No distribution was made to the Parent in 2006 or 2005. There are no limitations on Main Place’s ability to make distributions to the Parent contained in its Amended and Restated Limited Liability Company Agreement, the financial warranty agreements, any forms of indebtedness or guarantees, or other agreements.

Main Place does not have any equity compensation plans under which its equity securities are issued. Main Place did not issue or repurchase any of its equity securities during 2006.

Item 6.	SELECTED FINANCIAL DATA

Omitted in accordance with General Instruction I (2) (a) to Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Main Place’s primary business activity in 2003 and beyond is presently expected to be entering into financial warranty agreements in favor of third parties for a fee.

2006 compared to 2005

Total income for the year ended December 31, 2006 was $355.8 million, representing an increase of $130.1 million compared to 2005. The increase was primarily a result of increased interest on time deposits placed due to higher interest rates. In addition, trading losses and fees for the year ended December 31, 2006 decreased $1.1 million, to a loss of $141 thousand. The decreased trading losses were due primarily to the decrease in the aggregate net asset value of outstanding shares subject to the financial warranty agreements reducing the value of the agreements.

Total expenses (excluding income taxes) for the year ended December 31, 2006 were $214 thousand, representing a increase of $8 thousand compared to 2005.

Total net income for the year ended December 31, 2006 was $220.0 million, representing an increase of $83.1 million from 2005. As discussed above, the increase was primarily a result of increased interest on time deposits placed due to higher interest rates. Income tax expense for the year ended December 31, 2006 was $135.6 million, representing an increase of $47.0 million from 2005 due to increased interest income.

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

Liquidity & Capital Resources

Main Place’s primary source of liquidity is its cash and cash equivalents on hand and interest income thereon. At December 31, 2006, Main Place had approximately $7.4 billion in cash and cash equivalents, which were held as time deposits and cash with the Parent. At December 31, 2006, Main Place’s maximum obligation under the financial warranties was $782.0 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

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

Income Taxes

Main Place estimates tax expense based on the amount it expects to owe as part of a tax allocation agreement with the Corporation, inclusive of current state taxes payable to the Parent. Taxes are discussed in more detail in Note 5 of the financial statements. Accrued income taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued income taxes, Main Place assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of its tax position.

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

Main Place has hedged the market risk on the financial warranties by entering into corresponding warranties with the Parent. Main Place has determined that the fair value of these derivatives is best modeled as the present value of the future cash flows less the expected pay out on the warranties, if any. Currently, Main Place management has determined there is a zero dollar payout on these warranties.

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

Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, Main Place carried out an evaluation, with the participation of Main Place’s management, including Main Place’s President and Principal Financial and Accounting Officer, of the effectiveness and design of Main Place’s disclosure controls and procedures as defined under rule 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. as of the end of the period covered by this report. Based upon that evaluation, Main Place’s President and Principal Financial and Accounting Officer, concluded, as of the end of the period covered by this report, that Main Place’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by Main Place, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, there have been no changes in Main Place’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, Main Place’s internal control over financial reporting.

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

During the fiscal years ended December 31, 2006 and 2005, Main Place engaged PricewaterhouseCoopers LLP, as an independent registered public accounting firm principally to perform the annual audit and to render other services, as needed. The following table lists fees paid to PricewaterhouseCoopers LLP, for services rendered in fiscal years 2006 and 2005.

	2006	2005
Audit Fees	$112,0000	$104,0000

Audit fees include fees for services performed following the standards of the Public Company Accounting Oversight Board for the recurring audit of Main Place’s financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal auditor reasonably can provide to a client, such as procedures related to financial statement creation and related adjustments, consents and assistance with and review of documents filed with the Securities and Exchange Commission (SEC).

There were no fees paid for audit related, tax or other services rendered to Main Place by PricewaterhouseCoopers LLP in 2006 and 2005.

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

Supplementary Information to be Furnished With Reports filed Pursuant to

Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders during the fiscal year ended December 31, 2006. No annual report or proxy materials will be sent to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Main Place Funding, LLC

Date: March 30, 2007	/s/ George C. Carp
George Carp
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew B. Smith Matthew B. Smith	President (Principal Executive Officer)	March 30, 2007

/s/ George C. Carp George C. Carp	Principal Financial and Accounting Officer	March 30, 2007

Bank of America, N.A.

/s/ Eric Hambleton Eric Hambleton	Managing Member	March 30, 2007

MAIN PLACE FUNDING, LLC

Report of Independent Registered Public Accounting Firm

To the Member of Main Place Funding, LLC:

In our opinion, the accompanying balance sheet and the related statement of income, statement of changes member’s equity and statement of cash flows present fairly, in all material respects, the financial position of Main Place Funding, LLC (the “Company”) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 30, 2007

Main Place Funding, LLC

Statement of Income

(Dollars in Thousands)

	Year Ended December 31,
	2006	2005	2004
Income
Interest on time deposits placed	$355,990	$226,970	$89,707
Trading losses and fees	(141)	(1,214)	(1,381)

Total income	355,849	225,756	88,326

Expenses
Other general and operating expenses	214	206	946

Total expenses	214	206	946

Income before income taxes	355,635	225,550	87,380
Income tax expense	135,643	88,645	31,326

Net income	$219,992	$136,905	$56,054

See accompanying notes to financial statements.

Main Place Funding, LLC

Balance Sheet

(Dollars in Thousands)

	As of December 31 2006	As of December 31 2005
Assets
Cash and cash equivalents	$7,383,160	$7,136,301
Derivative assets	7,162	10,711
Interest receivable	32,098	1,684
Accounts receivable from customer	220	203

Total assets	$7,422,640	$7,148,899

Liabilities
Accrued expenses due to affiliates	$116,360	$60,078
Derivative liability to affiliate	5,387	8,060
Other liabilities	244	104

Total liabilities	121,991	68,242

Member’s Equity
Contributed equity	4,770,338	4,770,338
Undistributed income	2,530,311	2,310,319

Total member’s equity	7,300,649	7,080,657

Total liabilities and member’s equity	$7,422,640	$7,148,899

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Cash Flows

(Dollars in Thousands)

	Year Ended December 31
	2006	2005	2004
Operating Activities
Net income	$219,992	$136,905	$56,054
Reconciliation of net income to cash from operating activities
Net decrease in derivative assets	3,549	8,481	10,959
Net (increase) in interest receivable	(30,414)	(1,248)	(71)
Net decrease in accounts receivable from affiliates	—	—	4,221
Net (increase) in accounts receivable from customer	(17)	(105)	(98)
Net increase/(decrease) in accrued expenses due to affiliates	56,282	(4,637)	35,852
Net (decrease) in derivative liability to affiliate	(2,673)	(6,387)	(8,257)
Net increase/(decrease) in other liabilities	140	(36)	96

Net cash provided by operating activities	246,859	132,973	98,756

Financing Activities
Net (decrease) in short term borrowings	—	—	(5,428)

Net cash used in financing activities	—	—	(5,428)

Net increase in cash and cash equivalents	246,859	132,973	93,328
Cash and cash equivalents at beginning of period	7,136,301	7,003,328	6,910,000

Cash and cash equivalents at end of period	$7,383,160	$7,136,301	$7,003,328

Supplemental cash flow disclosure
Cash paid for interest	—	—	—
Cash paid to the corporation & parent for income taxes	78,909	92,388	(3,681)

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Changes in Member’s Equity

(Dollars in Thousands)

	Contributed Equity	Undistributed Income	Total Member’s Equity	Compre- hensive Income
Balance on December 31, 2003	$4,770,338	$2,117,360	$6,887,698

Net income	—	56,054	56,054	$56,054

Comprehensive income	—	—	—	$56,054

Balance on December 31, 2004	$4,770,338	$2,173,414	$6,943,752

Net income	—	136,905	136,905	$136,905

Comprehensive income	—	—	—	$136,905

Balance on December 31, 2005	$4,770,338	$2,310,319	$7,080,657

Net income	—	219,992	219,992	$219,992

Comprehensive income	—	—	—	$219,992

Balance on December 31, 2006	$4,770,338	$2,530,311	$7,300,649

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

Main Place operates a business of entering into financial warranty agreements in favor of third parties for a fee. As of December 31, 2006, Main Place was a party to three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information and with the instructions to the Form 10-K. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from these estimates. Significant estimates made by management are discussed in these footnotes as applicable. Accounting policies followed in the presentation of annual financial results are presented in Note 2 on pages 15 to 16 of this report.

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

On July 13, 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. Main Place adopted FIN 48 on January 1, 2007. The adoption of FIN 48 will not have an impact on the Main Place’s financial condition and results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for Main Place’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the effect of SFAS 157 on Main Place’s financial condition and results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Corporation’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Corporation’s financial condition and results of operations.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, amounts due from affiliated banks and investments in time deposits with an original maturity of less than 90 days.

Derivatives

All derivatives are recognized on the balance sheet at estimated fair value and changes in fair value are recorded in the statement if income.

Income Taxes

Main Place is classified as a single-member LLC and, as such, is disregarded as an entity separate from its owners for income tax purposes. The predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements. The accompanying financial statements include an income tax provision for the years ended December 31, 2006, 2005 and 2004 (see Note 5).

Main Place accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), resulting in two components of Income Tax Expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the applicable period. Balance sheet amounts of deferred taxes are recognized on the temporary differences between the basis of assets and liabilities as measured by tax laws and their basis as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods. Recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefit associated with certain temporary differences will be recognized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

Main Place’s operating results are included in the consolidated federal income tax return and certain combined state income tax returns of the Corporation. The method of allocating income tax expense is determined under a tax allocation agreement between Main Place and the Corporation. This allocation agreement specifies that income tax expense will be computed for all subsidiaries on a separate company method, taking into account tax planning strategies and the tax position of the consolidated group.

Note 3 – Derivatives – Financial Warranty Agreements

Main Place is in the business of entering into financial warranty agreements with third parties. As of December 31, 2006, Main Place was a party to three financial warranty agreements with third party trusts. The aggregate net asset value of outstanding shares subject to these financial warranty agreements was $327.5 million and $395.8 million at December 31, 2006 and December 31, 2005, respectively. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent.

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

On November 13, 2002, Main Place entered into a financial warranty agreement with the Parent. Under the terms of this agreement, the Parent provided a financial warranty in favor of Main Place in the amount of up to $265.9 million, corresponding to Main Place’s obligations under the financial warranty in favor of Merrill Lynch Principal Protected Trust, on behalf of its series, Merrill Lynch Fundamental Growth Principal Protected Fund.

On November 1, 2002, Main Place also entered into a financial warranty agreement with Merrill Lynch Principal Protected Trust, on behalf of its series, Merrill Lynch Basic Value Principal Protected Fund and Fund Asset Management, L.P. The trust is an open-ended diversified, registered investment company registered under the Investment Company Act of 1940, as amended. Under the terms of the agreement, Main Place provided a financial warranty in the amount of up to $335.8 million in order to ensure that the trust is able to redeem all of the outstanding shares of the series on the maturity date, as defined in the financial warranty agreement. The last day upon which the financial warranty may be drawn is December 1, 2009.

On November 13, 2002, Main Place also entered into a financial warranty agreement with the Parent. Under the terms of this agreement, the Parent provided a financial warranty in favor of Main Place in the amount of up to $335.8 million, corresponding to Main Place’s obligations under the financial warranty in favor of Merrill Lynch Principal Protected Trust, on behalf of its series, Merrill Lynch Basic Value Principal Protected Fund.

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

On February 15, 2006, BlackRock, Inc. & Merrill Lynch agreed to merge their investment management businesses. As part of the merger with BlackRock, the Merrill Lynch Principal Protected Trust Agreements became the BlackRock Principal Protected Trust Agreements on September 29, 2006 when the merger was completed.

Note 4 – Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. Main Place had $7.4 billion and $7.1 billion of time deposits placed with the Parent at December 31, 2006 and 2005, respectively. Interest income on time deposits placed with the Parent for the years ended December 31, 2006, 2005 and 2004 was $356.0 million, $227.0 million and $89.7 million, respectively.

The Parent pays for substantially all general and administrative expenses incurred by the Company, including but not limited to compensation and incentive benefits and office overhead. The Parent charged the Company a management fee of $100 thousand in both 2006 and 2005 to reflect the charge for their services and, these amounts are included in other general and operating expenses.

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

Accrued expenses due to affiliates at December 31, 2006 and 2005 were $117.2 million and $60.1million, respectively, primarily reflecting income taxes due to the Parent.

Note 5 – Income Taxes

The components of income tax for the years ended December 31, 2006, 2005 and 2004 are as follows (dollars in thousands):

	2006	2005	2004
Current - expense
Federal	$118,457	$73,718	$29,980
State	17,186	14,927	1,346

Total income tax expense	$135,643	$88,645	$31,326

A reconciliation of the expected federal income tax expense using the federal statutory rate of 35 percent to the actual income tax expense for the years ended December 31, 2006, 2005 and 2004, is as follows (dollars in thousands):

	2006	2005	2004
Expected federal tax expense	$124,473	$78,942	$30,583
Increase (decrease) in taxes resulting from:
State tax expense, net of federal benefit	11,170	9,703	875
Other	—	—	(132)

Total income tax expense	$135,643	$88,645	$31,326

Main Place had no deferred tax assets or liabilities at December 31, 2006 and 2005.

Current federal taxes payable to the Corporation, inclusive of current state taxes payable to the Parent, was approximately $117.2 million and $60.1 million at December 31, 2006 and 2005, respectively, which are included in accrued expenses due to affiliates on the accompanying balance sheet.

Note 6 – Fair Values of Financial Instruments

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

Derivatives

Derivative assets and liabilities are recognized on the balance sheet at estimated fair value, with changes in fair value recorded in the statement of income. Management calculates the fair value of the financial warranty agreements as the present value of the estimated future cash flows. The estimated future cash flows are based on the estimated fees to be received from the funds, as disclosed in Note 3, and paid to the Parent. These fees are calculated based on the net asset value of the aforementioned funds as of December 31, 2006.

Main Place Funding, LLC

Form 10-K

Index to Exhibits

Exhibit No.	Description

2 (a)	Agreement of Merger merging Main Place Holdings Corporation into Main Place Holdings, LLC, dated as of October 15, 1998. (1)

2 (b)	Agreement and Plan of Merger between Main Place Real Estate Investment Trust and Main Place Funding, LLC, dated as of December 22, 1998. (1)

3 (a)	Limited Liability Company Agreement of Main Place Holdings, LLC, dated as of October 15, 1998. (1)

3 (b)	Amended and Restated Limited Liability Company Agreement of Main Place Funding, LLC, dated as of December 14, 1998. (1)

3 (c)	Amended and Restated Limited Liability Company Agreement of Main Place Funding, LLC, dated as of October 21, 2002. (incorporated by reference from the Report on Form 8-K previously filed on October 21, 2002)

4 (a)	Indenture of Trust dated as of October 31, 1995, between Main Place Funding Corporation and First Trust National Association, pursuant to which Main Place Funding Corporation issued Mortgage-Backed Bonds, Series 1995-2. (incorporated by reference from the Form 8-K previously filed on October 31, 1995)

4 (b)	First Supplemental Indenture of Trust dated as of November 1, 1996 to Indenture of Trust dated as of October 31, 1995 between Main Place Funding Corporation and First Trust National Association, as Trustee. (incorporated by reference from the Form 10-Q previously filed on November 14, 1996)

4 (c)	Indenture of Trust dated as of March 18, 1997, between Main Place Funding Corporation and First Trust National Association, as Trustee. (incorporated by reference from the Form 10-Q previously filed on May 13, 1997)

4 (d)	Second Supplemental Indenture of Trust, dated as of December 23, 1998, between Main Place Funding, LLC and U.S. Bank Trust National Association, as Trustee, in connection with the Indenture of Trust dated as of October 31, 1995. (1)

4 (e)	First Supplemental Indenture of Trust, dated as of December 23, 1998, between Main Place Funding, LLC and U.S. Bank Trust National Association, as Trustee, in connection with the Indenture of Trust dated as of March 18, 1997. (1)

4 (f)	Indenture of Trust dated as of May 25, 1999, between Main Place Funding, LLC and U.S. Bank National Association, as Trustee. (incorporated by reference from the Form 8-K filed on May 25, 1999) 4 (g) Assignment and Assumption Agreement between NationsBank, N.A. and Main Place Trust, dated as of December 14, 1998. (1)

4 (h)	Trust Agreement of Main Place Trust, dated as of December 14, 1998. (1)

10 (a)	Servicing Agreement dated as of July 18, 1995, between Main Place Funding Corporation and NationsBanc Mortgage Corporation. (incorporated by reference from the Current Report on Form 8-K previously filed on July 18, 1995)

10 (b)	Servicing Agreement dated as of October 31, 1995, between Main Place Funding Corporation and NationsBanc Mortgage Corporation. (incorporated by reference from the Current Report on Form 8-K previously filed on October 31,1995)

10 (c)	Servicing Agreement dated November 1, 1996, between Main Place Real Estate Investment Trust and NationsBanc Mortgage Corporation. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November 14, 1996)

10 (d)	Servicing Agreement dated as of November 1, 1996, between Main Place Real Estate Investment Trust and NationsBank, N.A. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November 14, 1996)

10 (e)	Servicing Agreement dated as of March 18, 1997, between Main Place Funding Corporation and NationsBanc Mortgage Corporation. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on May 13, 1997)

10 (f)	Servicing Agreement dated as of May 25, 1999, by and between Main Place Funding LLC and Nationsbanc Mortgage Corporation. (incorporated by reference from the Form 8-K filed on May 25, 1999)

10 (g)	Financial Warranty Agreement by and among Main Place Funding, LLC, Pioneer Investment Management, Inc., and Pioneer Principal Protection Trust on behalf of its series, Pioneer Protected Principal Plus Fund, dated as of October 29, 2002. (incorporated by reference from the Current Report on Form 8-K previously filed and dated as of October 21, 2002)

10 (h)	Financial Warranty Agreement by and between Main Place Funding, LLC and Bank of America, N.A., dated as of November 13, 2002. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November 14, 2002)

10 (i)	Financial Warranty Agreement by and among Main Place Funding, LLC, Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Fundamental Growth Principal Protected Fund and Merrill Lynch Investment Managers, L.P., dated as of November 1, 2002. (incorporated by reference from the Current Report on Form 8-K previously filed and dated as of October 21, 2002)

10 (j)	Financial Warranty Agreement by and between Main Place Funding, LLC and Bank of America, N.A., dated as of November 13, 2002. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November 14, 2002)

10 (k)	Financial Warranty Agreement by and among Main Place Funding, LLC, Merrill Lynch Principal Protected Trust, on behalf of its series Merrill Lynch Basic Value Principal Protected Fund and Fund Asset Management, L.P., dated as of November 1, 2002. (incorporated by reference from the Current Report on Form 8-K previously filed and dated as of October 21, 2002)

10 (l)	Financial Warranty Agreement by and between Main Place Funding, LLC and Bank of America, N.A., dated as of November 13, 2002. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November, 14 2002)

10 (m)	Financial Warranty Agreement by and among Main Place Funding, LLC, Oppenheimer Principal Protected Trust II, on behalf of its series Oppenheimer Principal Protected Main Street Fund II and OppenheimerFund, Inc., dated as of October 31, 2003. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed and dated as of November 14, 2003)

10 (n)	Financial Warranty Agreement by and between Main Place Funding, LLC and Bank of America, N.A., dated as of October 31, 2003. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed and dated as of November 14, 2003)

10 (o)	Financial Warranty Agreement by and between Main Place Funding, LLC and Bank of America, N.A., dated as of November 13, 2002. (incorporated by reference from the Quarterly Report on Form 10-Q previously filed on November, 14 2002)

10 (p)	Termination agreement was entered into among Main Place Funding LLC, Bank of America, N.A., a national banking association, OppenheimerFunds, Inc and Oppenheimer Principal Protected Trust II on behalf of its series, Oppenheimer Principal Protected Main Street Fund II, dated January 20, 2004. (incorporated by reference from the Current Report on Form 8-K previously filed and dated as of January 27, 2004)

10 (q)	Termination agreement was entered into among Main Place Funding LLC and Bank of America, N.A., dated January 20, 2004 (incorporated by reference from the Current Report on Form 8-K previously filed and dated as of January 27, 2004)

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of President pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Form 10-K previously filed on April 1, 2002