Form 10-Q
period 2007-03-31
MAIN PLACE FUNDING LLC
filed 2007-05-15
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

On April 30, 2007, there were no shares of common stock outstanding. As of April 30, 2007, Bank of America, N.A. holds 100 percent membership interest in Main Place.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H(2) OF THE FORM 10-Q.

Main Place Funding, LLC

March 31, 2007 Form 10-Q

		Page
Part I.	Financial Information

Item 1.	Financial Statements

	Statement of Income for the Three Months Ended March 31, 2007 and 2006	3

	Balance Sheet as of March 31, 2007 and December 31, 2006	4

	Statement of Cash Flows for the Three Months Ended March 31, 2007 and 2006	5

	Statement of Changes in Member’s Equity for the Three Months Ended March 31, 2007 and 2006	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	11

Part II.	Other Information

Item 6.	Exhibits	12

Signature		13

Index to Exhibits		14

	Exhibit 31.1: Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	15

	Exhibit 31.2: Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	16

	Exhibit 32.1: Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	17

	Exhibit 32.2: Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	18

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Main Place Funding, LLC

Statement of Income “Unaudited”

(Dollars in Thousands)

	Three Months Ended March 31
	2007	2006
Income
Interest on time deposits placed	$93,792	$79,252
Trading losses and fees	(89)	(106)

Total income	93,703	79,146

Expenses
Other general and operating expenses	53	53

Total expenses	53	53

Income before income taxes	93,650	79,093
Income tax expense	35,943	29,653

Net income	$57,707	$49,440

See accompanying notes to financial statements.

Main Place Funding, LLC

Balance Sheet “Unaudited”

(Dollars in Thousands)

	As of March 31 2007	As of December 31 2006
Assets
Cash and cash equivalents, held by affiliate	$7,502,908	$7,383,160
Derivative assets	6,164	7,162
Interest receivable from affiliate	2,103	32,098
Accounts receivable from customer	204	220

Total assets	$7,511,379	$7,422,640

Liabilities
Accrued expenses due to affiliates	$148,151	$116,360
Derivative liability to affiliate	4,637	5,387
Other liabilities	235	244

Total liabilities	153,023	121,991

Member’s Equity
Contributed equity	4,770,338	4,770,338
Undistributed income	2,588,018	2,530,311

Total member’s equity	7,358,356	7,300,649

Total liabilities and member’s equity	$7,511,379	$7,422,640

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Cash Flows “Unaudited”

(Dollars in Thousands)

	Three Months Ended March 31,
	2007	2006
Operating Activities
Net income	$57,707	$49,440
Reconciliation of net income to cash from operating activities
Net decrease in derivative assets	998	1,239
Net decrease in interest receivable	29,995	761
Net decrease in accounts receivable from affiliates	—	—
Net decrease/(increase) in accounts receivable from customer	16	(5)
Net increase in accrued expenses due to affiliates	31,792	29,681
Net decrease in derivative liability to affiliate	(751)	(933)
Net increase/(decrease) in other liabilities	(9)	2

Net cash provided by operating activities	119,748	80,185

Net increase in cash and cash equivalents	119,748	80,185
Cash and cash equivalents at beginning of period	7,383,160	7,136,301

Cash and cash equivalents at end of period	$7,502,908	$7,216,486

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Changes in Member’s Equity “Unaudited”

(Dollars in Thousands)

	Contributed Equity	Undistributed Income	Total Member’s Equity	Compre- hensive Income
Balance on December 31, 2005	$4,770,338	$2,310,319	$7,080,657
Net income	—	49,440	49,440	$49,440

Comprehensive income				$49,440

Balance on March 31, 2006	$4,770,338	$2,359,759	$7,130,097

Balance on December 31, 2006	$4,770,338	$2,530,311	$7,300,649
Net income	—	57,707	57,707	$57,707

Comprehensive income				$57,707

Balance on March 31, 2007	$4,770,338	$2,588,018	$7,358,356

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

Main Place operates a business of entering into financial warranty agreements in favor of third parties for a fee. As of March 31, 2007, Main Place was a party to three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The information contained in these financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the interim period results have been made. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for annual statements. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from these estimates. Significant estimates made by management are discussed in these footnotes as applicable. Accounting policies followed in the presentation of interim financial results are presented in Note 2 on pages 15 to 16 of Main Place’s 2006 Annual Report on Form 10-K. These financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2006, and notes included in Main Place’s 2006 Annual Report on Form 10-K.

On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007. The adoption of SFAS 155 did not have a material impact on Main Place’s financial condition and results of operations.

On July 13, 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. Main Place adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have an impact on the Main Place’s financial condition and results of operations.

Effective January 1, 2007, Main Place adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS 157 did not have significant impact on Main Place’s financial condition and results of operation, as the derivative assets and liabilities in Main Place are already recorded at fair value, with changes in fair value recorded in earnings. For additional information on the fair value of certain financial assets and liabilities, see Note 5 of the Financial Statements.

Main Place also adopted SFAS 159 on January 1, 2007. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. SFAS 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. Main Place did not elect to apply the fair value option to any financial instruments.

Note 3 – Derivatives – Financial Warranty Agreements

Main Place is in the business of entering into financial warranty agreements with third parties. As of March 31, 2007, Main Place was a party to three financial warranty agreements with third party trusts. The aggregate net asset value of outstanding shares subject to these financial warranty agreements was $303.8 million and $327.5 million at March 31, 2007 and December 31, 2006, respectively. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Net Trading account losses from these agreements totaled $89 thousand for three months ended March 31, 2007.

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

Note 4 – Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. Main Place had $7.2 billion and $7.1 billion of time deposits placed with the Parent at March 31, 2007 and December 31, 2006, respectively. Interest income on time deposits placed with the Parent for the three month ended March 31, 2007 was $93.8 million, compared to $79.3 million for the same prior year period.

The Parent pays for substantially all general and administrative expenses incurred by the Company, including but not limited to compensation and incentive benefits and office overhead. Total expenses allocated to Main Place by the Parent for the three months ended March 31, 2007, were $25 thousand and are included in other general and operating expenses.

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

Accrued expenses due to affiliates at March 31, 2007 and December 31, 2006 were $148.2 million and $116.4 million, respectively, primarily reflecting income taxes due to the Parent.

Note 5 – Fair Values of Financial Instruments

Fair Value Measurement

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Main Place’s derivative assets and liabilities are measured at fair value on a recurring basis using significant unobservable inputs and are therefore classified as Level 3 measurements. Management calculates the fair value of the derivative assets and liabilities as the present value of the estimated future cash flows to be exchanged under the financial warranty agreements, including the estimated fees to be received from the funds, as disclosed in Note 3, and paid to the Parent. These fees are calculated based on the net asset value of the aforementioned funds as of March 31, 2007.

The table below presents a reconciliation of changes in fair value of derivative instruments for the period from January 1, 2007 to March 31, 2007.

Level 3 Fair Value Measurements

(Dollars in thousands)	Derivative Assets	Derivative Liabilities
Balance, January 1, 2007	$7,162	$(5,387)
Total gains or losses (realized/unrealized):
Included in earnings[1]	(366)	277
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	(632)	(473)
Transfers in and/or out of Level 3	—	—

Balance, March 31, 2007	$6,164	$(4,637)

Changes in unrealized gains or losses relating to assets still held at the reporting date[1]	$(366)	$277

(1)	Total gains or losses and unrealized gains or losses are recorded within trading profits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total income for the three months ended March 31, 2007 was $93.7 million, representing an increase of $14.6 million from the corresponding period in 2006. The increase in the three month period was primarily a result of increased interest on time deposits due to higher interest rates. In addition, trading account profits (losses) for the three months ended March 31, 2007 decreased $17 thousand to $89 thousand from the corresponding period in 2006. The decreased trading losses were due primarily to the decrease in the aggregate net asset value of outstanding shares subject to the financial warranty agreements reducing the value of the agreements.

Total expenses (excluding income taxes) for the first quarter of 2007 were $53 thousand.

Total net income for the three months ended March 31, 2007 was $57.7 million, representing an increase of $8.3 million from the corresponding period in 2006. As discussed above, the increase in the three month period was primarily a result of increased interest on time deposits due to higher interest rates. Income tax expense for the three months ended March 31, 2007 was $35.9 million, representing an increase of $6.3 million from the corresponding period in 2006.

Liquidity & Capital Resources

Main Place’s primary source of liquidity is its cash and cash equivalents on hand and interest income thereon. At March 31, 2007, Main Place had approximately $7.5 billion in cash and cash equivalents, which were held as time deposits with the Parent. At March 31, 2007, Main Place’s maximum obligation under the financial warranties was $782 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

Critical Accounting Estimates and Principles

Main Place’s significant accounting principles are described in Note 2 of Main Place’s audited financial statements included in its Form 10-K for the year ended December 31, 2006, and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of Main Place’s accounting principles require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment in applying the accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

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

Derivative Assets and Liabilities

Main Place engages in derivative trading-related activities. The management process related to the derivative positions is discussed in detail in “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” in Main Place’s 2006 Annual Report on Form 10-K. Trading positions recorded on the balance sheet are at estimated fair value.

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

Item 4. Controls and Procedures

Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, Main Place carried out an evaluation, with the participation of Main Place’s management, including Main Place’s President and Principal Financial and Accounting Officer, of the effectiveness and design of Main Place’s disclosure controls and procedures as defined under rule 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon that evaluation, Main Place’s President and Principal Financial and Accounting Officer, concluded, as of the end of the period covered by this report, that Main Place’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by Main Place, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, there have been no changes in Main Place’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, Main Place’s internal control over financial reporting.

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

Main Place Funding, LLC

Date: May 15, 2007	/s/ George C. Carp
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