Form 10-Q
period 2007-06-30
MAIN PLACE FUNDING LLC
filed 2007-08-14
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

On July 31, 2007, there were no shares of common stock outstanding. As of July 31, 2007, Bank of America, N.A. holds 100 percent membership interest in Main Place.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION

H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H(2) OF THE FORM 10-Q.

Main Place Funding, LLC

June 30, 2007 Form 10-Q

		Page
Part I.	Financial Information

Item 1.	Financial Statements “Unaudited”

	Statement of Income for the Three and Six Months Ended June 30, 2007 and 2006	3

	Balance Sheet as of June 30, 2007 and December 31, 2006	4

	Statement of Cash Flows for the Six Months Ended June 30, 2007 and 2006	5

	Statement of Changes in Member’s Equity for the Six Months Ended June 30, 2007 and 2006	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	12

Part II.	Other Information

Item 6.	Exhibits	13

Signature		14

Index to Exhibits		15

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

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Main Place Funding, LLC

Statement of Income “Unaudited”

(Dollars in Thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Income
Interest on time deposits placed	$96,134	$87,551	$189,925	$166,803
Trading losses and fees	(17)	(137)	(106)	(243)

Total income	96,117	87,414	189,819	166,560

Expenses
Other general and operating expenses	53	53	106	106

Total expenses	53	53	106	106

Income before income taxes	96,064	87,361	189,713	166,454
Income tax expense	36,869	34,211	72,812	63,864

Net income	$59,195	$53,150	$116,901	$102,590

See accompanying notes to financial statements.

Main Place Funding, LLC

Balance Sheet “Unaudited”

(Dollars in Thousands)

	As of June 30 2007	As of December 31 2006
Assets

Cash and cash equivalents	$7,599,120	$7,383,160
Derivative assets	5,467	7,162
Interest receivable	2,131	32,098
Accounts receivable from customer	200	220

Total assets	$7,606,918	$7,422,640

Liabilities

Accrued expenses due to affiliates	$185,021	$116,360
Derivative liability to affiliate	4,112	5,387
Other liabilities	235	244

Total liabilities	189,368	121,991

Member’s Equity

Contributed equity	4,770,338	4,770,338
Undistributed income	2,647,212	2,530,311

Total member’s equity	7,417,550	7,300,649

Total liabilities and member’s equity	$7,606,918	$7,422,640

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Cash Flows “Unaudited”

(Dollars in Thousands)

	Six Months Ended June 30
	2007	2006
Operating Activities
Net income	$116,901	$102,590
Reconciliation of net income to cash from operating activities
Net decrease in derivative assets	1,695	2,542
Net decrease in interest receivable	29,967	653
Net decrease in accounts receivable from affiliates	—	12
Net decrease in accounts receivable from customer	20	—
Net increase in accrued expenses due to affiliates	68,661	63,555
Net decrease in derivative liability to affiliate	(1,275)	(1,915)
Net increase/(decrease) in other liabilities	(9)	30

Net cash provided by operating activities	215,960	167,467

Net increase in cash and cash equivalents	215,960	167,467
Cash and cash equivalents at beginning of period	7,383,160	7,136,301

Cash and cash equivalents at end of period	$7,599,120	$7,303,768

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Changes in Member’s Equity “Unaudited”

(Dollars in Thousands)

	Contributed Equity	Undistributed Income	Total Member’s Equity	Comprehensive Income
Balance on December 31, 2005	$4,770,338	$2,310,319	$7,080,657
Net income	—	102,590	102,590	$102,590

Comprehensive income				$102,590

Balance on June 30, 2006	$4,770,338	$2,412,909	$7,183,247

Balance on December 31, 2006	$4,770,338	$2,530,311	$7,300,649
Net income	—	116,901	116,901	$116,901

Comprehensive income				$116,901

Balance on June 30, 2007	$4,770,338	$2,647,212	$7,417,550

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

Main Place operates a business of entering into financial warranty agreements in favor of third parties for a fee. As of June 30, 2007, Main Place was a party to three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

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

Note 3 – Derivatives – Financial Warranty Agreements

Main Place is in the business of entering into financial warranty agreements with third parties. As of June 30, 2007, Main Place was a party to three financial warranty agreements with third party trusts. The aggregate net asset value of outstanding shares subject to these financial warranty agreements was $298.0 million and $327.5 million at June 30, 2007 and December 31, 2006, respectively. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Net Trading account losses from these agreements decreased $120 thousand and $137 thousand to $17 thousand and $106 thousand for the three and six months ended June 30, 2007 compared to the same periods in 2006.

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

Note 4 – Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. Main Place had $7.3 billion and $7.1 billion of time deposits placed with the Parent at June 30, 2007 and December 31, 2006, respectively. Interest income on time deposits placed with the Parent for the three and six months ended June 30, 2007 was $96.1 million and $189.9 million, respectively, compared to $87.6 million and $166.8 million, respectively, for the same prior year period.

The Parent pays for substantially all general and administrative expenses incurred by the Company, including but not limited to compensation and incentive benefits and office overhead. Total expenses allocated to Main Place by the Parent for the three and six months ended June 30, 2007, were $25 thousand and $50 thousand, respectively, and are included in other general and operating expenses.

As described more fully in Note 3, the Parent has entered into financial warranty agreements with Main Place. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place, where the maximum obligation under the financial warranties is $782.0 million, which corresponds with Main Place’s obligations under financial warranty agreements in favor of third parties. For the three and six months ended June 30, 2007, Main Place paid $473 thousand and $793 thousand, respectively, of fees to the Parent related to these agreements, compared to $553 thousand and $1.1 million, respectively, for the same prior year periods. These fees are included in Trading losses and fees on the Statement of Income.

Accrued expenses due to affiliates at June 30, 2007 and December 31, 2006 were $185.0 million and $116.4 million, respectively, primarily reflecting income taxes due to the Parent.

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

Main Place’s derivative assets and liabilities are measured at fair value on a recurring basis using significant unobservable inputs and are therefore classified as Level 3 measurements. Management calculates the fair value of the derivative assets and liabilities as the present value of the estimated future cash flows to be exchanged under the financial warranty agreements, including the estimated fees to be received from the funds, as disclosed in Note 3, and paid to the Parent. These fees are calculated based on the net asset value of the aforementioned funds as of June 30, 2007.

The table below presents a reconciliation of changes in fair value of derivative instruments for the period for three and six months ended June 30, 2007.

Level 3 Fair Value Measurements (Three Months Ended June 30, 2007)

(Dollars in thousands)	Derivative Assets	Derivative Liabilities
Balance, March 31, 2007	$6,164	$(4,637)
Total gains or losses (realized/unrealized):
Included in earnings[1]	(74)	54
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	(623)	471
Transfers in and/or out of Level 3	—	—

Balance, June 30, 2007	$5,467	$(4,112)

Changes in unrealized gains or losses relating to assets still held for three months ended June 30, 2007[1]	$(74)	$54

(1)	Total gains or losses and unrealized gains or losses are recorded within trading profits.

Level 3 Fair Value Measurements (Six Months Ended June 30, 2007)

(Dollars in thousands)	Derivative Assets	Derivative Liabilities
Balance, January 1, 2007	$7,162	$(5,387)
Total gains or losses (realized/unrealized):
Included in earnings[1]	(440)	331
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	(1,255)	944
Transfers in and/or out of Level 3	—	—

Balance, June 30, 2007	$5,467	$(4,112)

Changes in unrealized gains or losses relating to assets still held for six months ended June 30, 2007[1]	$(440)	$331

(1)	Total gains or losses and unrealized gains or losses are recorded within trading profits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total income for the three and six months ended June 30, 2007 was $96.1 and $189.8 million, respectively, representing an increase of $8.7 million and $23.3 million from the corresponding period in 2006. The increase in the six month period was primarily a result of increased interest on time deposits due to the larger cash balance accruing on time deposits. In addition, trading account profits (losses) for the three and six months ended June 30, 2007 decreased $120 thousand and $137 thousand respectively, from the corresponding period in 2006. The decreased trading losses were due primarily to the decrease in the aggregate net asset value of outstanding shares subject to the financial warranty agreements reducing the value of the agreements.

Total expenses (excluding income taxes) remained flat for the three and six months ended June 30, 2007 at $53 thousand and $106 thousand, respectively, compared to the same periods in 2006.

Total net income for the three and six months ended June 30, 2007 was $59.2 million and $116.9 million, respectively, representing an increase of $6.0 million and $14.3 million, respectively, from the corresponding period in 2006. As discussed above, the increase in the three and six months period was primarily a result of increased interest on time deposits due to the larger cash balance. Income tax expense for the three and six months ended June 30, 2007 was $36.9 million and $72.8 million, respectively, representing an increase of $2.7 million and $8.9 million from the corresponding period in 2006.

Liquidity & Capital Resources

Main Place’s primary source of liquidity is its cash and cash equivalents on hand and interest income thereon. At June 30, 2007, Main Place had approximately $7.6 billion in cash and cash equivalents, which were held as time deposits with the Parent. At June 30, 2007, Main Place’s maximum obligation under the financial warranties was $782.0 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

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

Main Place’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act securities laws is accumulated and communicated to management, including Main Place’s President and Principal Financial and Accounting Officer.

As of the end of the period covered by this report and pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, Main Place carried out an evaluation, with the participation of Main Place’s management, including Main Place’s President and Principal Financial and Accounting Officer, of the effectiveness and design of Main Place’s disclosure controls and procedures as defined under rule 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, Main Place’s President and Principal Financial and Accounting Officer, concluded, as of the end of the period covered by this report, that Main Place’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by Main Place, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, there have been no changes in Main Place’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, Main Place’s internal control over financial reporting.

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

Main Place Funding, LLC

Date: August 13, 2007	/s/ George C. Carp
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