Form 10-Q
period 2007-09-30
MAIN PLACE FUNDING LLC
filed 2007-11-14
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

On October 31, 2007, there were no shares of common stock outstanding. As of October 31, 2007, Bank of America, N.A. holds 100 percent membership interest in Main Place.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H(2) OF THE FORM 10-Q.

Main Place Funding, LLC

September 30, 2007 Form 10-Q

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Statement of Income for the Three and Nine Months Ended September 30, 2007 and 2006	3

	Balance Sheet as of September 30, 2007 and December 31, 2006	4

	Statement of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	5

	Statement of Changes in Member’s Equity for the Nine Months Ended September 30, 2007 and 2006	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	12

Part II.	Other Information

Item 6.	Exhibits	13

Signature		14

Index to Exhibits		15

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

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Main Place Funding, LLC

Statement of Income “Unaudited”

(Dollars in Thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Income
Interest on time deposits placed	$54,581	$95,201	$244,506	$262,004
Trading loss (gain) and fees	(38)	154	(144)	(89)

Total income	54,543	95,355	244,362	261,915

Expenses
Other general and operating expenses	53	54	159	160

Total expenses	53	54	159	160

Income before income taxes	54,490	95,301	244,203	261,755
Income tax expense	20,913	36,577	93,725	100,441

Net income	$33,577	$58,724	$150,478	$161,314

See accompanying notes to financial statements.

Main Place Funding, LLC

Balance Sheet “Unaudited”

(Dollars in Thousands)

	September 30 2007	December 31 2006
Assets
Cash and cash equivalents	$1,268,244	$7,383,160
Derivative assets	4,717	7,162
Interest receivable	4,405	32,098
Accounts receivable from customer	190	220

Total assets	$1,277,556	$7,422,640

Liabilities
Accrued expenses due to affiliates	$239,346	$116,360
Derivative liability to affiliate	3,548	5,387
Other liabilities	255	244

Total liabilities	243,149	121,991

Member’s Equity
Contributed equity	1,000,338	4,770,338
Undistributed income	34,069	2,530,311

Total member’s equity	1,034,407	7,300,649

Total liabilities and member’s equity	$1,277,556	$7,422,640

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Cash Flows “Unaudited”

(Dollars in Thousands)

	Nine Months Ended September 30
	2007	2006
Operating Activities
Net income	$150,478	$161,314
Reconciliation of net income to cash from operating activities
Net decrease in derivative assets	2,445	2,657
Net decrease/(increase) in interest receivable	27,693	(375)
Net decrease/(increase) in accounts receivable from customer	30	(23)
Net increase in accrued expenses due to affiliates	122,986	100,140
Net decrease in derivative liability to affiliate	(1,839)	(2,000)
Net increase/(decrease) in other liabilities	11	(76)

Net cash provided by operating activities	301,804	261,637

Financing Activities
Capital distribution to corporation	(3,770,000)	—
Cash dividend paid	(2,646,720)	—

Net cash used in financing activities	(6,416,720)	—

Net decrease/(increase) in cash and cash equivalents	(6,114,916)	261,637
Cash and cash equivalents at beginning of period	7,383,160	7,136,301

Cash and cash equivalents at end of period	$1,268,244	$7,397,938

See accompanying notes to financial statements.

Main Place Funding, LLC

Statement of Changes in Member’s Equity “Unaudited”

(Dollars in Thousands)

	Contributed Equity	Undistributed Income	Total Member’s Equity	Compre- hensive Income
Balance on December 31, 2005	$4,770,338	$2,310,319	$7,080,657
Net income	—	161,314	161,314	$161,314

Comprehensive income				$161,314

Balance on September 30, 2006	$4,770,338	$2,471,633	$7,241,971

Balance on December 31, 2006	$4,770,338	$2,530,311	$7,300,649
Net income	—	150,478	150,478	$150,478

Comprehensive income			—	$150,478

Equity distribution and Cash dividends Paid	(3,770,000)	(2,646,720)	(6,416,720)

Balance on September 30, 2007	$1,000,338	$34,069	$1,034,407

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

Main Place operates a business of entering into financial warranty agreements in favor of third parties for a fee. As of September 30, 2007, Main Place was a party to three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

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

Note 3 – Derivatives – Financial Warranty Agreements

Main Place is in the business of entering into financial warranty agreements with third parties. As of September 30, 2007, Main Place was a party to three financial warranty agreements with third party trusts. The aggregate net asset value of outstanding shares subject to these financial warranty agreements was $283.3 million and $327.5 million at September 30, 2007 and December 31, 2006, respectively. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Net trading account losses from these agreements totaled $38 thousand and $144 thousand for the three and nine months ended September 30, 2007 respectively, representing a loss increase of $192 thousand and $55 thousand from the corresponding period in 2006.

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

Note 4 – Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. Main Place had $956 thousand and $7.1 billion of time deposits placed with the Parent at September 30, 2007 and December 31, 2006, respectively. Interest income on time deposits placed with the Parent for the three and nine months ended September 30, 2007 was $54.6 million and $244.5 million, respectively, compared to $95.2 million and $262.0 million, respectively, for the same prior year period.

The Parent pays for substantially all general and administrative expenses incurred by the Company, including but not limited to compensation and incentive benefits and office overhead. Total expenses allocated to Main Place by the Parent for the three and nine months ended September 30, 2007, were $25 thousand and $75 thousand, respectively, and are included in other general and operating expenses.

As described more fully in Note 3, the Parent has entered into financial warranty agreements with Main Place. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place, where the maximum obligation under the financial warranties is $782.0 million, which corresponds with Main Place’s obligations under financial warranty agreements in favor of third parties. For the three and nine months ended September 30, 2007, Main Place paid $455 thousand and $1.2 million, respectively, of fees to the Parent related to these agreements, compared to $523 thousand and $1.7 million, respectively, for the same prior year periods. These fees are included in Trading losses and fees on the Statement of Income.

Accrued expenses due to affiliates at September 30, 2007 and December 31, 2006 were $239.3 million and $116.4 million, respectively, primarily reflecting income taxes due to the Parent.

On August 21, 2007, Main Place distributed $6.4 billion to the Parent, of which $3.8 billion of capital return and $2.6 billion of dividend payment. The distribution was provided as Main Place was in an excess cash position of $7.4 billion at July 2007. After distribution, Main Place still had enough cash to cover the remaining contract guarantees.

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

Main Place’s derivative assets and liabilities are measured at fair value on a recurring basis using significant unobservable inputs and are therefore classified as Level 3 measurements. Management calculates the fair value of the derivative assets and liabilities as the present value of the estimated future cash flows to be exchanged under the financial warranty agreements, including the estimated fees to be received from the funds, as disclosed in Note 3, and paid to the Parent. These fees are calculated based on the net asset value of the aforementioned funds as of September 30, 2007.

The table below presents a reconciliation of changes in fair value of derivative instruments for the period for three and nine months ended September 30, 2007.

Level 3 Fair Value Measurements (Three Months Ended September 30, 2007)
(Dollars in thousands)	Derivative Assets	Derivative Liabilities
Balance, June 30, 2007	$5,467	$(4,112)
Total gains or losses (realized/unrealized):
Included in earnings(1)	(155)	117
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	(595)	447
Transfers in and/or out of Level 3	—	—

Balance, September 30, 2007	$4,717	$(3,548)
Changes in unrealized gains or losses relating to assets still held for three months ended September 30, 2007(1)	$(155)	$117

(1)	Total gains or losses and unrealized gains or losses are recorded within trading profits.

Level 3 Fair Value Measurements (Nine Months Ended September 30, 2007)
(Dollars in thousands)	Derivative Assets	Derivative Liabilities
Balance, January 1, 2007	$7,162	$(5,387)
Total gains or losses (realized/unrealized):
Included in earnings (1)	(592)	447
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	(1,853)	1392
Transfers in and/or out of Level 3	—	—

Balance, September 30, 2007	$4,717	$(3,548)
Changes in unrealized gains or losses relating to assets still held for nine months ended September 30, 2007 (1)	$(592)	$447

(1)	Total gains or losses and unrealized gains or losses are recorded within trading profits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total income for the three and nine months ended September 30, 2007 was $54.5 million and $244.4 million, respectively, representing a decrease of $40.8 million and $17.6 million from the corresponding period in 2006. The decrease in the three and nine month period was primarily a result of decreased interest on time deposits due to lowering time deposit balance. In addition, trading loss and fees for the three and nine months ended September 30, 2007 increased $192 thousand and $55 thousand respectively, from the corresponding period in 2006. The increased trading losses were due primarily to the lower present value caused by the higher interest rate and the decrease in aggregate net asset value of outstanding shares subject to these financial warranty agreements.

Total expenses (excluding income taxes) for the three and nine months ended September 30, 2007 was $53 thousand and $159 thousand, respectively, compared to $54 thousand and $160 thousand, respectively, for the same periods in 2006.

Total net income for the three and nine months ended September 30, 2007 was $33.6 million and $150.5 million, respectively, representing a decrease of $25.1 million and $10.8 million, respectively, from the corresponding period in 2006. As discussed above, the decrease in the three and nine months period was primarily a result of decreased interest on time deposits due to the smaller cash balance. Income tax expense for the three and nine months ended September 30, 2007 was $20.9 million and $93.7 million, respectively, representing a decrease of $15.7 million and $6.7 million from the corresponding period in 2006.

Liquidity & Capital Resources

Main Place’s primary source of liquidity is its cash and cash equivalents on hand and interest income thereon. At September 30, 2007, Main Place had approximately $1.3 billion in cash and cash equivalents, which were mostly held as time deposits with the Parent. At September 30, 2007, Main Place’s maximum obligation under the financial warranties was $782 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

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

As of the end of the period covered by this report and pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, Main Place carried out an evaluation, with the participation of Main Place’s management, including Main Place’s President and Principal Financial and Accounting Officer, of the effectiveness and design of Main Place’s disclosure controls and procedures as defined under rule 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, Main Place’s President and Principal Financial and Accounting Officer, concluded, as of the end of the period covered by this report, that Main Place’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by Main Place, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, there have been no changes in Main Place’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, Main Place’s internal control over financial reporting.

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

Date: November 12, 2007

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