Form 10-K
period 2007-12-31
MAIN PLACE FUNDING LLC
filed 2008-03-31
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

As of December 31, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $0.

On March 31, 2008, there were no shares of common stock outstanding. As of March 31, 2008, Bank of America, N.A. holds 100 percent membership interest in Main Place.

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

Financial Warranty Agreements

Main Place is in the business of entering into financial warranty agreements with third parties. As of December 31, 2007, Main Place was a party to three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

Main Place’s financial warranties are structured to include investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio of the relevant trust to be liquidated and invested in zero-coupon bonds and/or corporate bonds that mature at a preset future date. Main Place is required to fund any shortfall at the preset future date between the value of the trust’s assets and a preset amount. These financial warranties are recorded as derivatives on the balance sheet and marked to market with adjustments recorded in the statement of income. As of December 31, 2007, the aggregate net asset value of outstanding shares subject to these financial warranties with third party trusts totaled $255.8 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

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

Based on Main Place’s business operations and financial condition, including the fact that Main Place has no outstanding securities, Main Place does not believe that it is subject to material risk factors.

However, Main Place’s business characteristics include risk factors that could have an impact on the financial condition. Changes in interest could affect not only the interest income on time deposits, but also the fair value of derivative assets and liabilities. In the event of market volatility, factors such as underlying market movements and liquidity may have an adverse impact on the volatility of warranty price and the Company’s financial condition.

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

All of Main Place’s membership interests are owned by the Parent, and as a result there is no public trading market for the interests. Main Place may from time to time make distributions to the Parent. On August 21, 2007, Main Place distributed $6.4 billion to the Parent, of which $3.8 billion of capital return and $2.6 billion of dividend payment. The distribution was provided as Main Place was in an excess cash position of $7.4 billion at July 2007. After distribution, Main Place still had enough cash to cover the remaining contract guarantees. No distribution was made to the Parent in 2006. There are no limitations on Main Place’s ability to make distributions to the Parent contained in its Amended and Restated Limited Liability Company Agreement, the financial warranty agreements, any forms of indebtedness or guarantees, or other agreements.

Main Place does not have any equity compensation plans under which its equity securities are issued. Main Place did not issue or repurchase any of its equity securities during 2007.

Item 6.	SELECTED FINANCIAL DATA

Omitted in accordance with General Instruction I (2) (a) to Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Main Place’s primary business activity in 2003 and beyond is presently expected to be entering into financial warranty agreements in favor of third parties for a fee.

2007 compared to 2006

Total income for the year ended December 31, 2007 was $255.6 million, representing an decrease of $100.3 million compared to 2006. The decrease was primarily a result of decreased interest on time deposits placed due to a lower time deposit balance. In addition, trading losses and fees for the year ended December 31, 2007 increased $98 thousand, to a loss of $239 thousand. The increased trading losses were due primarily to the lower present value caused by higher interest rate and the decrease in the aggregate net asset value of outstanding shares subject to the financial warranty agreements.

Total expense (excluding income taxes) for the year ended December 31, 2007 were $212 thousand, representing decrease of $2 thousand compared to 2006.

Total net income for the year ended December 31, 2007 was $170.2 million, representing a decrease of $49.8 million from 2006. As discussed above, the decrease was primarily a result of decreased interest on time deposits placed due to smaller cash balance. Income tax expense for the year ended December 31, 2007 was $85.1million, representing a decrease of $50.5 million from 2006 due to decreased interest income.

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

Liquidity & Capital Resources

Main Place’s primary source of liquidity is its cash and cash equivalents on hand and interest income thereon. At December 31, 2007, Main Place had approximately $1.2 billion in cash and cash equivalents, which were held as time deposits and cash with the Parent. At December 31, 2007, Main Place’s maximum obligation under the financial warranties was $782.0 million. Main Place has never made a payment to fund any shortfall amount under these products and management believes that the probability of such a payment under these financial warranties is remote.

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

Contractual Obligation

Main Place has entered into financial warranty agreements with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place and Main Place have fees to the Parent. The below table is the best estimate of contractual obligation that Main Place due to the Parent based on the net asset value of the aforementioned funds as of December 31, 2007.

Contractual Liability Table

(Dollars in thousands)	Payment due by period
Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Fee to Parent (ML Value)	$1,657	920	737	—
Fee to Parent (ML Growth)	$972	540	432	—
Fee to Parent (Pioneer)	$467	243	224	—

Total	$3,096	$1,703	$1,393	$—

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Main Place has hedged the market risk on the financial warranties by entering into corresponding warranties with the Parent. Main Place has determined that the fair value of these derivatives is best modeled as the present value of the future cash in-flows less the expected pay out on the warranties, if any. Currently, Main Place management has estimated that there is no likely payment on these warranties.

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

As of the end of the period covered by this report and pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, Main Place carried out an evaluation, with the participation of Main Place’s management, including Main Place’s President and Principal Financial and Accounting Officer, of the effectiveness and design of Main Place’s disclosure controls and procedures as defined under rule 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, Main Place’s President and Principal Financial and Accounting Officer, concluded, as of the end of the period covered by this report, that Main Place’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by Main Place, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, there have been no changes in Main Place’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, Main Place’s internal control over financial reporting.

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

During the fiscal years ended December 31, 2007 and 2006, Main Place engaged PricewaterhouseCoopers LLP, as an independent registered public accounting firm principally to perform the annual audit and to render other services, as needed. The following table lists fees paid to PricewaterhouseCoopers LLP, for services rendered in fiscal years 2007 and 2006.

	2007	2006
Audit Fees	$119,000	$112,0000

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

There were no fees paid for audit related, tax or other services rendered to Main Place by PricewaterhouseCoopers LLP in 2007 and 2006.

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

Supplementary Information to be Furnished With Reports filed Pursuant to

Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders during the fiscal year ended December 31, 2007. No annual report or proxy materials will be sent to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Main Place Funding, LLC

Date: March 31, 2008	/s/ George C. Carp
George Carp
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew B. Smith	President (Principal Executive Officer)	March 31, 2008
Matthew B. Smith

/s/ George C. Carp	Principal Financial and Accounting Officer	March 31, 2008
George C. Carp

Bank of America, N.A.

/s/ Eric Hambleton	Managing Member	March 31, 2008
Eric Hambleton

MAIN PLACE FUNDING, LLC

Report of Independent Registered Public Accounting Firm

To the Member of Main Place Funding, LLC:

In our opinion, the accompanying balance sheet and the related statement of income, statement of changes member’s equity and statement of cash flows present fairly, in all material respects, the financial position of Main Place Funding, LLC (the “Company”) at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 31, 2008

Main Place Funding, LLC

Statement of Income

(Dollars in Thousands)

	Year Ended December 31
	2007	2006	2005
Income
Interest on time deposits placed	$255,794	$355,990	$226,970
Trading losses and fees	(239)	(141)	(1,214)

Total income	255,555	355,849	225,756

Expenses
Other general and operating expenses	212	214	206

Total expenses	212	214	206

Income before income taxes	255,343	355,635	225,550
Income tax expense	85,142	135,643	88,645

Net income	$170,201	$219,992	$136,905

See accompanying notes to financial statements. The accompanying notes are an integral part of these financial statements

Main Place Funding, LLC

Balance Sheet

(Dollars in Thousands)

	December 31 2007	December 31 2006
Assets
Cash and cash equivalents	$1,159,406	$7,383,160
Derivative assets	3,794	7,162
Interest receivable	453	32,098
Accounts receivable from customer	172	220

Total assets	$1,163,825	$7,422,640

Liabilities
Accrued expenses due to affiliates	$106,572	$116,360
Derivative liability to affiliate	2,854	5,387
Other liabilities	269	244

Total liabilities	109,695	121,991

Member’s Equity
Contributed equity	1,000,338	4,770,338
Undistributed income	53,792	2,530,311

Total member’s equity	1,054,130	7,300,649

Total liabilities and member’s equity	$1,163,825	$7,422,640

See accompanying notes to financial statements. The accompanying notes are an integral part of these financial statements

Main Place Funding, LLC

Statement of Cash Flows

(Dollars in Thousands)

	Year Ended December 31
	2007	2006	2005
Operating Activities
Net income	$170,201	$219,992	$136,905
Reconciliation of net income to cash from operating activities
Net decrease in derivative assets	3,367	3,549	8,481
Net decrease/(increase) in interest receivable	31,645	(30,414)	(1,248)
Net decrease/(increase) in accounts receivable from customer	48	(17)	(105)
Net (decrease)/increase in accrued expenses due to affiliates	(9,788)	56,282	(4,637)
Net decrease in derivative liability to affiliate	(2,533)	(2,673)	(6,387)
Net increase/(decrease) in other liabilities	26	140	(36)

Net cash provided by operating activities	192,966	246,859	132,973

Financing Activities
Capital distribution to corporation	(3,770,000)	—	—
Cash dividend paid	(2,646,720)	—	—

Net cash used in financing activities	(6,416,720)	—	—

Net (decrease)/increase in cash and cash equivalents	(6,223,754)	246,859	132,973
Cash and cash equivalents at beginning of period	7,383,160	7,136,301	7,003,328

Cash and cash equivalents at end of period	$1,159,406	$7,383,160	$7,136,301

See accompanying notes to financial statements. The accompanying notes are an integral part of these financial statements

Main Place Funding, LLC

Statement of Changes in Member’s Equity

(Dollars in Thousands)

	Contributed Equity	Undistributed Income	Total Member’s Equity	Comprehensive Income
Balance on December 31, 2004	$4,770,338	$2,173,414	$6,943,752
Net income	—	136,905	136,905	$136,905

Comprehensive income				$136,905

Balance on December 31, 2005	$4,770,338	$2,310,319	$7,080,657

Net income	—	219,992	219,992	$219,992

Comprehensive income				$219,992

Balance on December 31, 2006	$4,770,338	$2,530,311	$7,300,649

Net income	—	170,201	170,201	$170,201

Comprehensive income			—	$170,201

Equity distribution and Cash dividends paid	(3,770,000)	(2,646,720)	(6,416,720)

Balance on December 31, 2007	$1,000,338	$53,792	$1,054,130

See accompanying notes to financial statements. The accompanying notes are an integral part of these financial statements

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

Main Place operates a business of entering into financial warranty agreements in favor of third parties for a fee. As of December 31, 2007, Main Place was a party to three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information and with the instructions to the Form 10-K. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from these estimates. Significant estimates made by management include estimates of fair value of derivative assets and liabilities.

On July 13, 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. Main Place adopted FIN 48 on January 1, 2007. The adoption of FIN 48 had no impact on the Main Place’s financial condition and results of operations.

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

Derivatives

All derivatives are recognized on the balance sheet at estimated fair value and changes in fair value are recorded in the statement of income.

Income Taxes

Main Place is classified as a single-member LLC and, as such, is disregarded as an entity separate from its owners for income tax purposes. The predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements. The accompanying financial statements include an income tax provision for the years ended December 31, 2007, 2006 and 2005 (see Note 5).

Main Place accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) as interpreted by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. These gross deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences in the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements.

Under FIN 48, income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more likely-than-not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more-likely-than-not to be sustained upon settlement. The difference between the benefit recognized for a position in accordance with this FIN 48 model and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit (UTB). The Company accrues income-tax-related interest and penalties (if applicable) within income tax expense.

Main Place’s operating results are included in the consolidated federal income tax return of the Corporation and various state returns of the Corporation and/or affiliates. The method of allocating federal income tax expense is determined under a tax allocation agreement between the Company and the Corporation. This allocation agreement specifies that income tax expense will be computed for all subsidiaries on a separate company method, taking into account tax planning strategies and the tax position of the consolidated group.

Note 3 – Derivatives – Financial Warranty Agreements

Main Place is in the business of entering into financial warranty agreements with third parties. As of December 31, 2007, Main Place was a party to three financial warranty agreements with third party trusts. The aggregate net asset value of outstanding shares subject to these financial warranty agreements was $255.8 million and $327.5 million at December 31, 2007 and December 31, 2006, respectively. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent.

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

Note 4 – Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. Main Place had $971.4 million and $7.1 billion of time deposits placed with the Parent at December 31, 2007 and 2006, respectively. Interest income on time deposits placed with the Parent for the years ended December 31, 2007, 2006 and 2005 was $255.8 million, $356.0 million and $227.0 million, respectively.

The Parent pays for substantially all general and administrative expenses incurred by the Company, including but not limited to compensation and incentive benefits and office overhead. The Parent charged the Company a management fee of $100 thousand in both 2007 and 2006 to reflect the charge for their services and, these amounts are included in other general and operating expenses.

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

Accrued expenses due to affiliates at December 31, 2007 and 2006 were $106.6 million and $116.4 million, respectively, primarily reflecting income taxes due to the Parent.

Note 5 – Income Taxes

Main Place adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. At December 31, 2007 and January 1, 2007 the Company had no unrecognized tax benefits (UTB’s). During the year ended December 31, 2007, there were no increases, decreases, settlements or expirations of statutes of limitations affecting the UTB balance.

During 2007, the Internal Revenue Service (IRS) completed the examination phase of the audit of the Corporation’s federal income tax returns for the years 2000 through 2002 and issued Revenue Agent’s Reports (RAR) to the Corporation. Main Place is included in the Corporation’s federal income tax returns. Included in these RARs were several proposed adjustments that were protested to the Appeals office of the IRS. The resolution of the proposed adjustments is not expected to impact the Company’s UTB balance. However, final determination of the audit or changes in the estimate may result in future income tax expense to the Company. The Corporation’s federal income tax returns, which include Main Place, for the years 2003 and 2004 remain under examination by the IRS. Management does not expect these matters to be concluded within the next 12 months. All tax years subsequent to the above years remain open to examination.

During the year ended December 31, 2007, the Company recognized no interest and penalties within income tax expense. As of December 31, 2007 and January 1, 2007, the Company had no accrual for interest and penalties that relate to income taxes.

As of December 31, 2007, state tax cushion is released due to overaccural in 2005 and 2006. The components of income tax for the years ended December 31, 2007, 2006 and 2005 are as follows (dollars in thousands):

	2007	2006	2005
Current—expense (benefit)
Federal	$92,169	$118,457	$73,718
State	(7,027)	17,186	14,927

Total income tax expense	$85,142	$135,643	$88,645

A reconciliation of the expected federal income tax expense using the federal statutory rate of 35 percent to the actual income tax expense for the years ended December 31, 2007, 2006 and 2005 is as follows (dollars in thousands):

	2007	2006	2005
Expected federal tax expense	$89,370	$124,473	$78,942
Increase (decrease) in taxes resulting from:
State tax expense (benefit), net of federal	(4,567)	11,170	9,703
Other	339	—	—
Total income tax expense	$85,142	$135,643	$88,645

Main Place had no deferred tax assets or liabilities as of December 31, 2007, December 31, 2006 and December 31, 2005.

Current federal taxes payable to the Corporation, inclusive of current state taxes payable to the Parent, was approximately $106.6 million and $116.4 million and $60.0 million at December 31, 2007, 2006 and 2005, respectively, which are included in accrued expenses due to affiliates on the accompanying balance sheet.

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

Main Place’s derivative assets and liabilities are measured at fair value on a recurring basis using significant unobservable inputs and are therefore classified as Level 3 measurements. Management calculates the fair value of the derivative assets and liabilities as the present value of the estimated future cash flows to be exchanged under the financial warranty agreements, including the estimated fees to be received from the funds, as disclosed in Note 3, and paid to the Parent. These fees are calculated based on the net asset value of the aforementioned funds as of December 31, 2007.

The table below presents a reconciliation of changes in fair value of derivative instruments for the period for three and twelve months ended December 31, 2007.

Level 3 Fair Value Measurements (Three Months Ended December 31, 2007)

(Dollars in thousands)	Derivative Assets	Derivative Liabilities
Balance, September 30, 2007	$4,717	$(3,548)
Total gains or losses (realized/unrealized):
Included in earnings[1]	(379)	285
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	(543)	409
Transfers in and/or out of Level 3	—	—

Balance, December 31, 2007	$3,794	$(2,854)
Changes in unrealized gains or losses relating to assets still held for three months ended December 31, 2007[1]	$(379)	$285

(1)	Total gains or losses and unrealized gains or losses are recorded within trading profits.

Level 3 Fair Value Measurements (Twelve Months Ended December 31, 2007)

(Dollars in thousands)	Derivative Assets	Derivative Liabilities
Balance, January 1, 2007	$7,162	$(5,387)
Total gains or losses (realized/unrealized):
Included in earnings[1]	(971)	732
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	(2,396)	1,801
Transfers in and/or out of Level 3	—	—

Balance, December 31, 2007	$3,794	$(2,854)
Changes in unrealized gains or losses relating to assets still held for twelve months ended December 31, 2007[1]	$(971)	$732

(1)	Total gains or losses and unrealized gains or losses are recorded within trading profits.

Short-Term Financial Instruments

The carrying value of short-term financial instruments, including cash and cash equivalents, accounts receivable from and accrued expenses due to affiliates and interest receivable approximates the fair value. These financial instruments generally expose Main Place to limited credit risk, have no stated maturities or have maturities of less than 90 days and carry interest rates, which approximates fair value.

Derivatives

Derivative assets and liabilities are recognized on the balance sheet at estimated fair value, with changes in fair value recorded in the statement of income. Management calculates the fair value of the financial warranty agreements as the present value of the estimated future cash flows. The estimated future cash flows are based on the estimated fees to be received from the funds, as disclosed in Note 3, and paid to the Parent. These fees are calculated based on the net asset value of the after mentioned funds at December 31, 2007 and are netted against the estimated future payout under the warranty contracts, which is estimated to be immaterial at December 31, 2007.

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