Form 10-Q
period 2008-03-31
MAIN PLACE FUNDING LLC
filed 2008-05-14
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 30, 2008, there were no shares of common stock outstanding. As of April 30, 2008, Bank of America, N.A. holds 100 percent membership interest in Main Place.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H(2) OF THE FORM 10-Q.

Main Place Funding, LLC

March 31, 2008 Form 10-Q

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Statement of Income for the Three Months Ended March 31, 2008 and 2007	3

	Balance Sheet as of March 31, 2008 and December 31, 2007	4

	Statement of Cash Flows for the Three Months Ended March 31, 2008 and 2007	5

	Statement of Changes in Member’s Equity for the Three Months Ended March 31, 2008 and 2007	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	12

Part II.	Other Information

Item 6.	Exhibits	13

Signature		14

Index to Exhibits		15

	Exhibit 31.1: Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	16

	Exhibit 31.2: Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	18

	Exhibit 32.1: Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

	Exhibit 32.2: Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	21

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Main Place Funding, LLC

Statement of Income “Unaudited”

(Dollars in Thousands)

	Three Months Ended March 31
	2008	2007
Income
Interest on time deposits placed	$8,263	$93,792
Trading gains (losses) and fees	(105)	(89)

Total income	8,158	93,703

Expenses
Other general and operating expenses	89	53

Total expenses	89	53

Income before income taxes	8,069	93,650
Income tax expense	3,100	35,943

Net income	$4,969	$57,707

The accompanying notes are an integral part of these financial statements.

Main Place Funding, LLC

Balance Sheet “Unaudited”

(Dollars in Thousands)

	March 31 2008	December 31 2007
Assets
Cash and cash equivalents	$1,168,056	$1,159,406
Derivative assets	1,361	3,794
Interest receivable	66	453
Accounts receivable from customer	154	172

Total assets	$1,169,637	$1,163,825

Liabilities
Accrued expenses due to affiliates	$109,672	$106,572
Derivative liability	644	2,854
Other liabilities	222	269

Total liabilities	110,538	109,695

Member’s Equity
Contributed equity	1,000,338	1,000,338
Undistributed income	58,761	53,792

Total member’s equity	1,059,099	1,054,130

Total liabilities and member’s equity	$1,169,637	$1,163,825

The accompanying notes are an integral part of these financial statements.

Main Place Funding, LLC

Statement of Cash Flows “Unaudited”

(Dollars in Thousands)

	Three Months Ended March 31
	2008	2007
Operating Activities
Net income	$4,969	$57,707
Reconciliation of net income to cash from operating activities
Net decrease in derivative assets	2,433	998
Net decrease in interest receivable	387	29,995
Net decrease in accounts receivable from affiliates	—	—
Net decrease in accounts receivable from customer	18	16
Net increase in accrued expenses due to affiliates	3,100	31,792
Net decrease in derivative liability to affiliate	(2,210)	(751)
Net decrease in other liabilities	(47)	(9)

Net cash provided by operating activities	8,650	119,748

Net increase in cash and cash equivalents	8,650	119,748
Cash and cash equivalents at beginning of period	1,159,406	7,383,160

Cash and cash equivalents at end of period	$1,168,056	$7,502,908

The accompanying notes are an integral part of these financial statements.

Main Place Funding, LLC

Statement of Changes in Member’s Equity “Unaudited”

(Dollars in Thousands)

	Contributed Equity	Undistributed Income	Total Member’s Equity	Comprehensive Income
Balance on December 31, 2006	$4,770,338	$2,530,311	$7,300,649
Net income	—	57,707	57,707	$57,707

Comprehensive income	—	—	—	$57,707

Balance on March 31, 2007	$4,770,338	$2,588,018	$7,358,356

Balance on December 31, 2007	$1,000,338	$53,792	$1,054,130
Net income	—	4,969	4,969	$4,969

Comprehensive income	—	—	—	$4,969

Balance on March 31, 2008	$1,000,338	$58,761	$1,059,099

The accompanying notes are an integral part of these financial statements.

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

Main Place operates a business of entering into financial warranty agreements in favor of third parties for a fee. As of March 31, 2008, Main Place was a party to three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The information contained in these financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the interim period results have been made. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for annual statements. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from these estimates. Significant estimates made by management are discussed in these footnotes as applicable. Accounting policies followed in the presentation of interim financial results are presented in Note 2 on pages 15 to 16 of Main Place’s 2007 Annual Report on Form 10-K. These financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2007, and notes included in Main Place’s 2007 Annual Report on Form 10-K.

Note 3 – Derivatives – Financial Warranty Agreements

Main Place is in the business of entering into financial warranty agreements with third parties. As of March 31, 2008, Main Place was a party to three financial warranty agreements with third party trusts. The aggregate net asset value of outstanding shares subject to these financial warranty agreements was $221.1 million and $255.8 million at March 31, 2008, and December 31, 2007, respectively. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Net trading account loss from these agreements totaled $105 thousand for the three months ended March 31, 2008, representing a loss of $16 thousand from the corresponding period in 2007.

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

Note 4 – Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. Main Place had $980.1 million and $971.4 million of time deposits placed with the Parent at March 31, 2008 and December 31, 2007, respectively. Interest income on time deposits placed with the Parent for the three months ended March 31, 2008, was $8.3 million, compared to $93.8 million for the same prior year period.

The Parent pays for substantially all general and administrative expenses incurred by the Company, including but not limited to compensation and incentive benefits and office overhead. Total expenses allocated to Main Place by the Parent for the three ended March 31, 2008, were $25 thousand and are included in other general and operating expenses.

As described more fully in Note 3, the Parent has entered into financial warranty agreements with Main Place. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place, where the maximum obligation under the financial warranties is $782.0 million, which corresponds with Main Place’s obligations under financial warranty agreements in favor of third parties. For the three months ended March 31, 2008, Main Place paid $238 thousand of fees to the Parent related to these agreements, compared to $320 thousand for the same prior year periods. These fees are included in Trading losses and fees on the Statement of Income.

Accrued expenses due to affiliates at March 31, 2008, and December 31, 2007, were $109.7 million and $106.6 million, respectively, primarily reflecting income taxes due to the Parent.

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

Main Place’s derivative assets and liabilities are measured at fair value on a recurring basis using significant unobservable inputs and are therefore classified as Level 3 measurements. Management calculates the fair value of the derivative assets and liabilities as the present value of the estimated future cash flows to be exchanged under the financial warranty agreements, including both the estimated liability to the funds and receivable from the Parent valued based on historical market performance of the funds, and the estimated fees to be received from the funds, as disclosed in Note 3, and paid to the Parent. These fees are calculated based on the net asset value of the aforementioned funds as of March 31, 2008.

The table below presents a reconciliation of changes in fair value of derivative instruments for three months ended March 31, 2008.

Level 3 Fair Value Measurements (Three Months Ended March 31, 2008)

(Dollars in thousands)	Derivative Assets	Derivative Liabilities
Balance, January 1, 2008	$3,794	$(2,854)
Total gains or losses (realized/unrealized):
Included in earnings[1]	(1,960)	1856
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	(473)	354
Transfers in and/or out of Level 3	—	—

Balance, March 31, 2008	$1,361	$(644)
Changes in unrealized gains or losses relating to assets still held for three months ended March 31, 2008[1]	$(1,960)	$1,856

(1)	Total gains or losses and unrealized gains or losses are recorded within trading profits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total income for the three months ended March 31, 2008, was $8.2 million, representing a decrease of $85.5 million from the corresponding period in 2007. The decrease in the three month period was primarily a result of decreased interest on time deposits due to a lower time deposit balance. The trading losses and fees for the three months ended March 31, 2008, increased $16 thousand from the corresponding period in 2007, to a loss of $105 thousand. The increased trading losses were due primarily to the lower present value caused by the decrease in the aggregate net asset value of outstanding shares subject to the financial warranty agreements.

Total expenses (excluding income taxes) for the three months ended March 31, 2008, was $89 thousand, compared to $53 thousand for the same periods in 2007.

Total net income for the three months ended March 31, 2008, was $5.0 million, representing a decrease of $52.7 million from the corresponding period in 2007. As discussed above, the decrease in the three months period was primarily a result of decreased interest on time deposits due to the lower time deposit balance. Income tax expense for the three months ended March 31, 2008, was $3.1 million, representing a decrease of $32.8 million from the corresponding period in 2007.

Liquidity & Capital Resources

Main Place’s primary source of liquidity is its cash and cash equivalents on hand and interest income thereon. At March 31, 2008, Main Place had approximately $1.2 billion in cash and cash equivalents, which were mostly held as time deposits with the Parent. At March 31, 2008, Main Place’s maximum obligation under the financial warranties was $782.0 million and the estimated pay out on the warranty contracts was $2.9 million. The overall potential liability was lower than the present value of the future cash in-flow, and Main Place has never made a payment to fund any shortfall amount under these products.

Critical Accounting Estimates and Principles

Main Place’s significant accounting principles are described in Note 2 of Main Place’s audited financial statements included in its Form 10-K for the year ended December 31, 2007, and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of Main Place’s accounting principles require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment in applying the accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

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

Derivative Assets and Liabilities

Main Place engages in derivative trading-related activities. The management process related to the derivative positions is discussed in detail in “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” in Main Place’s 2007 Annual Report on Form 10-K. Trading positions recorded on the balance sheet are at estimated fair value. The potential future payout to the funds and to be received from the Parent, was netted against the present value of the fees to be received from the funds and paid to the parents.

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

Contractual Obligation

Main Place has entered into financial warranty agreements with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place and Main Place have fees to the Parent. The below table is the best estimate of contractual obligation that Main Place due to the Parent based on the net asset value of the aforementioned funds as of March 31, 2008.

Contractual Liability Table

(Dollars in thousands)	Payment due by period
Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Fee to Parent (ML Value)	$1,228	781	447	—
Fee to Parent (ML Growth)	$734	467	267	—
Fee to Parent (Pioneer)	$385	227	158	—

Total	$2,347	$1,475	$872	$—

Item 4.	Controls and Procedures

Main Place’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act securities laws is accumulated and communicated to management, including Main Place’s President and Principal Financial and Accounting Officer.

As of the end of the period covered by this report and pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, Main Place carried out an evaluation, with the participation of Main Place’s management, including Main Place’s President and Principal Financial and Accounting Officer, of the effectiveness and design of Main Place’s disclosure controls and procedures as defined under rule 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, Main Place’s President and Principal Financial and Accounting Officer, concluded, as of the end of the period covered by this report, that Main Place’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by Main Place, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, there have been no changes in Main Place’s internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, Main Place’s internal control over financial reporting.

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

Main Place Funding, LLC

Date: May 14, 2008	/s/ George C. Carp
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