Form 10-K/A
period 2007-12-31
MAIN PLACE FUNDING LLC
filed 2008-08-14
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No.1 to Form 10-K

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

On August 14, 2008, there were no shares of common stock outstanding. As of August 14, 2008, Bank of America, N.A. holds 100 percent membership interest in Main Place.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION I (2) OF THE FORM 10-K.

Documents Incorporated by reference: None

		Page
Explanatory Note		3

Part II

Item 9A(T).	Controls and Procedures	4

Part IV

Item 15.	Exhibits and Financial Statement Schedules

	Exhibit 31.1: Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	8

	Exhibit 31.2: Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10

	Exhibit 32.1: Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	12

	Exhibit 32.2: Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	13

Amendment No. 1 to the Annual Report on Form 10K

For the Year Ended December 31, 2007

EXPLANATORY NOTE

Main Place Funding, LLC is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annul Report on Form 10-K for the year ended December 31, 2007, which was originally filed on March 31, 2008 (the “Original Filing”), to amend Part II, Item 9A(T) of the Original Filing. This Amendment will provide a management report on internal control over financial reporting that covers management’s assessment and conclusion as to the effectiveness of the company internal control over financial reporting required by Item 308T(a) of Regulation S-K. This Amendment will also revise our conclusions regarding the effectiveness of our disclosure controls and procedures solely as a result of our failure to file management’s report on internal control over financial reporting in the Original Filing. As part of the 10-K/A, the Amendment will amend Part IV, Item 15 for the sole purpose of amending and restating the Exhibit 31.1 and 31.2, Certifications of the Principal Executive Officer and Principal Financial Officer, which add the introductory language of paragraph 4 and the language of paragraph 4(b) in accordance with Item 601(b)(31).

Except with respect to the above change, this Amendment does not modify or update any other disclosures set forth in the Original Filing.

PART II

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Main Place’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act securities laws is accumulated and communicated to management, including Main Place’s President and Principal Financial and Accounting Officer, to allow timely decision regarding required disclosure.

As of the end of the period covered by this report and pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, Main Place carried out an evaluation, with the participation of Main Place’s management, including Main Place’s President and Principal Financial and Accounting Officer, of the effectiveness and design of Main Place’s disclosure controls and procedures as defined under rule 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation and solely because of our failure to file the required Management’s Annual Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K when it was filed on March 31, 2008, the President and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report in recording, processing, summarizing and reporting information required to be disclosed by Main Place, within the time periods specified in the Securities and Exchange Commission’s rule and forms. We remedied this failure in the effectiveness of our disclosure controls and procedures by amending our Annual Report on Form 10-K to provide the required report of management. The company has implemented additional controls and procedures designed to ensure that the disclosure provided by the company meets the then current requirements of the applicable filing made under the Securities Exchange Act of 1934, as amended.

Our management, including our President and Principal Financial and Accounting Officer, does not expect that our disclosure controls will prevent or detect all errors. A control system, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, have been detected. These inherent limitations include the realities that disclosure requirements may be misinterpreted and judgments in decision-making may be inexact.

Report of Management on Internal Control over Financial Reporting

The management of Main Place Funding, LLC is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Main Place’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation and assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007, based on the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, Main Place Funding LLC’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in Main Place’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, Main Place’s internal control over financial reporting.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDUELS

Exhibit Index:

Exhibit No.	Description
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Main Place Funding, LLC

Date: August 14, 2008	/s/ George C. Carp
George Carp
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew B. Smith	President (Principal Executive Officer)	August 14, 2008
Matthew B. Smith

/s/ George C. Carp	Principal Financial and Accounting Officer	August 14, 2008
George C. Carp

Bank of America, N.A.

/s/ Eric Hambleton	Managing Member	August 14, 2008
Eric Hambleton