Form 10-Q
period 2008-06-30
MAIN PLACE FUNDING LLC
filed 2008-08-14
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

On July 31, 2008, there were no shares of common stock outstanding. As of July 31, 2008, Bank of America, N.A. holds 100 percent membership interest in Main Place.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H(2) OF THE FORM 10-Q.

Main Place Funding, LLC

June 30, 2008 Form 10-Q

		Page
Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Statement of Income for the Three and Six Months Ended June 30, 2008 and 2007	3

	Balance Sheet as of June 30, 2008 and December 31, 2007	4

	Statement of Cash Flows for the Six Months Ended June 30, 2008 and 2007	5

	Statement of Changes in Member’s Equity for the Six Months Ended June 30, 2008 and 2007	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4(T).	Controls and Procedures	12

Part II. Other Information

Item 6.	Exhibits	13

Signature		14

Index to Exhibits		15

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

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Main Place Funding, LLC

Statement of Income “Unaudited”

(Dollars in Thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Income
Interest on time deposits placed	$5,785	$96,134	$14,047	$189,925
Trading gain (loss) and fees	(61)	(17)	(166)	(106)

Total income	5,724	96,117	13,881	189,819

Expenses
Other general and operating expenses	55	53	144	106

Total expenses	55	53	144	106

Income before income taxes	5,669	96,064	13,737	189,713
Income tax expense	2,172	36,869	5,272	72,812

Net income	$3,497	$59,195	$8,465	$116,901

The accompanying notes are an integral part of these financial statements.

Main Place Funding, LLC

Balance Sheet “Unaudited”

(Dollars in Thousands)

	June 30 2008	December 31 2007
Assets
Cash and cash equivalents	$1,161,859	$1,159,406
Derivative assets	1,073	3,794
Interest receivable	62	453
Accounts receivable from customer	140	172

Total assets	$1,163,134	$1,163,825

Liabilities
Accrued expenses due to affiliates	$99,846	$106,572
Derivative liability to affiliate	528	2,854
Other liabilities	165	269

Total liabilities	100,539	109,695

Member’s Equity
Contributed equity	1,000,338	1,000,338
Undistributed income	62,257	53,792

Total member’s equity	1,062,595	1,054,130

Total liabilities and member’s equity	$1,163,134	$1,163,825

The accompanying notes are an integral part of these financial statements.

Main Place Funding, LLC

Statement of Cash Flows “Unaudited”

(Dollars in Thousands)

	Six Months Ended June 30
	2008	2007
Operating Activities
Net income	$8,465	$116,901
Reconciliation of net income to cash from operating activities
Net decrease in derivative assets	2,721	1,695
Net decrease in interest receivable	391	29,967
Net decrease in accounts receivable from affiliates	—	—
Net decrease in accounts receivable from customer	32	20
Net increase (decrease) in accrued expenses due to affiliates	(6,726)	68,661
Net decrease in derivative liability to affiliate	(2,326)	(1,275)
Net decrease in other liabilities	(104)	(9)

Net cash provided by operating activities	2,453	215,960

Financing Activities
Net (decrease) in short term borrowings	—	—
Capital distribution to corporation	—	—
Cash dividend paid	—	—

Net cash used in financing activities	—	—

Net increase in cash and cash equivalents	2,453	215,960
Cash and cash equivalents at beginning of period	1,159,406	7,383,160

Cash and cash equivalents at end of period	$1,161,859	$7,599,120

The accompanying notes are an integral part of these financial statements.

Main Place Funding, LLC

Statement of Changes in Member’s Equity “Unaudited”

(Dollars in Thousands)

	Contributed Equity	Undistributed Income	Total Member’s Equity	Comprehensive Income
Balance on December 31, 2006	$4,770,338	$2,530,311	$7,300,649
Net income	—	116,901	116,901	$116,901

Comprehensive income				$116,901

Balance on June 30, 2007	$4,770,338	$2,647,212	$7,417,550

Balance on December 31, 2007	$1,000,338	$53,792	$1,054,130
Net income	—	8,465	8,465	$8,465

Comprehensive income			—	$8,465

Equity distribution and Cash dividends Paid	—	—	—

Balance on June 30, 2008	$1,000,338	$62,257	$1,062,595

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

Main Place operates a business of entering into financial warranty agreements in favor of third parties for a fee. As of June 30, 2008, Main Place was a party to three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

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

Note 3 – Derivatives – Financial Warranty Agreements

Main Place is in the business of entering into financial warranty agreements with third parties. As of June 30, 2008, Main Place was a party to three financial warranty agreements with third party trusts. The aggregate net asset value of outstanding shares subject to these financial warranty agreements was $198.9 million and $255.8 million at June 30, 2008, and December 31, 2007, respectively. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Net trading account loss from these agreements totaled $61 thousand and $166 thousand for the three and six months ended June 30, 2008, respectively, representing an increased loss of $44 thousand and $60 thousand from the corresponding periods in 2007.

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

On February 15, 2006, BlackRock, Inc. and Merrill Lynch agreed to merge their investment management businesses. As part of the merger with BlackRock, both Merrill Lynch Principal Protected Trust Agreements became the BlackRock Principal Protected Trust Agreements on September 29, 2006, when the merger was completed.

Note 4 – Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. Main Place had $985.9 million and $971.4 million of time deposits placed with the Parent at June 30, 2008, and December 31, 2007, respectively. Interest income on time deposits placed with the Parent for the three and six months ended June 30, 2008, was $5.8 million and $14.0 million respectively, compared to $96.1 million and $189.9 million, respectively, for the same prior year period.

The Parent pays for substantially all general and administrative expenses incurred by the Company, including but not limited to compensation and incentive benefits and office overhead. Total expenses allocated to Main Place by the Parent for the three and six months ended June 30, 2008, were $25 thousand and $50 thousand, respectively, and are included in other general and operating expenses.

As described in more detail in Note 3, the Parent has entered into financial warranty agreements with Main Place. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place, where the maximum obligation under the financial warranties is $782.0 million, which corresponds with Main Place’s maximum obligations under financial warranty agreements in favor of third parties. For the three and six months ended June 30, 2008, Main Place paid $343 thousand and $582 thousand, respectively, of fees to the Parent related to these agreements, compared to $473 thousand and $793 thousand, respectively, for the same prior year periods. These fees are included in Trading gain (loss) and fees on the Statement of Income.

Accrued expenses due to affiliates at June 30, 2008, and December 31, 2007, were $99.8 million and $106.6 million, respectively, primarily reflecting income taxes due to the Parent.

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

Main Place’s derivative assets and liabilities are measured at fair value on a recurring basis using significant unobservable inputs and are therefore classified as Level 3 measurements. Management calculates the fair value of the derivative assets and liabilities as the present value of the estimated future cash flows to be exchanged under the financial warranty agreements, including both the estimated liability to the funds and receivable from the Parent valued based on historical market performance of the funds, and the estimated fees to be received from the funds, as disclosed in Note 3, and paid to the Parent. These fees are calculated based on the net asset value of the aforementioned funds as of June 30, 2008.

The table below presents a reconciliation of changes in fair value of derivative instruments for three and six months ended June 30, 2008.

Level 3 Fair Value Measurements (Three Months Ended June 30, 2008)

(Dollars in thousands)	Derivative Assets	Derivative Liabilities
Balance, March 31, 2008	$1,361	$(644)
Total gains or losses (realized/unrealized):
Included in earnings[1]	154	(215)
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	(442)	331
Transfers in and/or out of Level 3	—	—

Balance, June 30, 2008	$1,073	$(528)
Changes in unrealized gains or losses relating to assets still held for three months ended June 30, 2008[1]	$154	$(215)

(1)	Total gains or losses and unrealized gains or losses are recorded within trading profits.

Level 3 Fair Value Measurements (Six Months Ended June 30, 2008)

(Dollars in thousands)	Derivative Assets	Derivative Liabilities
Balance, January 1, 2008	$3,794	$(2,854)
Total gains or losses (realized/unrealized):
Included in earnings[1]	(1,806)	1,641
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	(915)	685

Balance, June 30, 2008	$1,073	$(528)
Changes in unrealized gains or losses relating to assets still held for six months ended June 30, 2008[1]	$(1,806)	$1,641

(1)	Total gains or losses and unrealized gains or losses are recorded within trading profits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total income for the three and six months ended June 30, 2008, was $5.7 million and $13.9 million, respectively, representing a decrease of $90.3 million and $175.9 million from the corresponding period in 2007. The decrease in the three and six month period was primarily a result of decreased interest on time deposits due to a lower time deposit balance due primarily to the capital distribution and cash dividends paid to Parent in 2007 in aggregate amount of approximately $6.4 billion. The trading losses and fees for the three and six months ended June 30, 2008, increased $44 thousand and $60 thousand from the corresponding period in 2007, to a loss of $61 thousand and $166 thousand, respectively. The increased trading losses were due primarily to the lower present value caused by the decrease in the aggregate net asset value of outstanding shares subject to the financial warranty agreements.

Total expenses (excluding income taxes) for the three and six months ended June 30, 2008, were $55 thousand and $144 thousand respectively, compared to $53 thousand and $106 thousand for the same periods in 2007.

Total net income for the three and six months ended June 30, 2008, was $3.5 million and $8.5 million, respectively, representing a decrease of $55.7 million and $108.4 million, respectively, from the corresponding period in 2007. As discussed above, the decrease in the three and six months period was primarily a result of decreased interest on time deposits due to the lower time deposit balance due primarily to the capital distribution and cash dividends paid to Parent in 2007 in aggregate amount of approximately $6.4 billion. Income tax expense for the three and six months ended June 30, 2008, was $2.1 million and $5.3 million, respectively, representing a decrease of $34.7 million and $67.5 million from the corresponding period in 2007.

Liquidity & Capital Resources

Main Place’s primary source of liquidity is its cash and cash equivalents on hand and interest income thereon. At June 30, 2008, Main Place had approximately $1.2 billion in cash and cash equivalents, which were mostly held as time deposits with the Parent. At June 30, 2008, Main Place’s maximum obligation under the financial warranties was $782.0 million and the estimated pay out on the warranty contracts was $1.7 million. The overall potential liability was lower than the present value of the future cash in-flow, and Main Place has never made a payment to fund any shortfall amount under these products.

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

Derivative Assets and Liabilities

Main Place engages in derivative trading-related activities. The management process related to the derivative positions is discussed in detail in “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” in Main Place’s 2007 Annual Report on Form 10-K. Trading positions recorded on the balance sheet are at estimated fair value. The potential future payout to the funds was netted against the present value of the fees to be received from funds. The potential future payment to be received from the Parent was netted against the present value of the fees to be paid to the Parent.

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

Contractual Obligation

Main Place has entered into financial warranty agreements with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place and Main Place have fees to the Parent. The below table is the best estimate of contractual obligation due to the Parent based on the net asset value of the aforementioned funds as of June 30, 2008.

Contractual Liability Table

(Dollars in thousands)	Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years
Contractual Obligation
Fee to Parent (ML Value)	$912	679	233	—
Fee to Parent (ML Growth)	$588	438	150	—
Fee to Parent (Pioneer)	$308	210	98	—

Total	$1,808	$1,327	$481	$—

Item 4(T).	Controls and Procedures

Disclosure Controls and Procedures

Main Place’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act securities laws is accumulated and communicated to management, including Main Place’s President and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in Main Place’s internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, Main Place’s internal control over financial reporting.

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