Form 10-Q
period 2008-09-30
MAIN PLACE FUNDING LLC
filed 2008-11-13
CIK 927627

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

On October 31, 2008, there were no shares of common stock outstanding. As of October 31, 2008, Bank of America, N.A. holds 100 percent membership interest in Main Place.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H(2) OF THE FORM 10-Q.

Main Place Funding, LLC

September 30, 2008 Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Main Place Funding, LLC

Statement of Income “Unaudited”

(Dollars in Thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Income
Interest on time deposits placed	$3,504	$54,581	$17,551	$244,506
Trading losses and fees	(53)	(38)	(219)	(144)

Total income	3,451	54,543	17,332	244,362

Expenses
Other general and operating expenses	55	53	199	159

Total expenses	55	53	199	159

Income before income taxes	3,396	54,490	17,133	244,203
Income tax expense	1,303	20,913	6,575	93,725

Net income	$2,093	$33,577	$10,558	$150,478

The accompanying notes are an integral part of these financial statements.

Main Place Funding, LLC

Balance Sheet “Unaudited”

(Dollars in Thousands)

	September 30 2008	December 31 2007
Assets
Cash and cash equivalents	$1,165,491	$1,159,406
Derivative assets	1,904	3,794
Interest receivable	—	453
Accounts receivable from customer	157	172

Total assets	$1,167,552	$1,163,825

Liabilities
Accrued expenses due to affiliates	$101,150	$106,572
Derivative liability to affiliate	1,508	2,854
Other liabilities	206	269

Total liabilities	102,864	109,695

Member’s Equity
Contributed equity	1,000,338	1,000,338
Undistributed income	64,350	53,792

Total member’s equity	1,064,688	1,054,130

Total liabilities and member’s equity	$1,167,552	$1,163,825

The accompanying notes are an integral part of these financial statements.

Main Place Funding, LLC

Statement of Cash Flows “Unaudited”

(Dollars in Thousands)

	Nine Months Ended September 30
	2008	2007
Operating Activities
Net income	$10,558	$150,478
Reconciliation of net income to cash from operating activities
Net decrease in derivative assets	1,890	2,445
Net decrease in interest receivable	453	27,693
Net decrease in accounts receivable from customer	15	30
Net increase (decrease) in accrued expenses due to affiliates	(5,422)	122,986
Net decrease in derivative liability to affiliate	(1,346)	(1,839)
Net increase (decrease) in other liabilities	(63)	11

Net cash provided by operating activities	6,085	301,804

Financing Activities
Capital distribution to the Parent	—	(3,770,000)
Cash dividends paid	—	(2,646,720)

Net cash used in financing activities	—	(6,416,720)

Net increase (decrease) in cash and cash equivalents	6,085	(6,114,916)
Cash and cash equivalents at beginning of period	1,159,406	7,383,160

Cash and cash equivalents at end of period	$1,165,491	$1,268,244

The accompanying notes are an integral part of these financial statements.

Main Place Funding, LLC

Statement of Changes in Member’s Equity “Unaudited”

(Dollars in Thousands)

	Contributed Equity	Undistributed Income	Total Member’s Equity	Comprehensive Income
Balance on December 31, 2006	$4,770,338	$2,530,311	$7,300,649
Net income	—	150,478	150,478	$150,478

Comprehensive income				$150,478

Capital distribution and cash dividends paid	(3,770,000)	(2,646,720)	(6,416,720)

Balance on September 30, 2007	$1,000,338	$34,069	$1,034,407

Balance on December 31, 2007	$1,000,338	$53,792	$1,054,130
Net income	—	10,558	10,558	$10,558

Comprehensive income			—	$10,558

Balance on September 30, 2008	$1,000,338	$64,350	$1,064,688

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

Main Place operates a business of entering into financial warranty agreements in favor of third parties for a fee. As of September 30, 2008, Main Place was a party to three financial warranty agreements with third-party trusts. These trusts are open-ended diversified, registered investment companies. Under the terms of these warranty agreements, Main Place provides financial warranties in order to ensure that the trusts are able to redeem all of the outstanding shares of specified series on the warranty maturity dates for an amount at least equal to an aggregate protected amount. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place corresponding to Main Place’s obligations under the financial warranties with the third parties.

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

Impact of Merrill Lynch & Co., Inc. Acquisition

In September 2008, the Corporation announced an agreement to acquire Merrill Lynch & Co., Inc. (Merrill Lynch) in an all-stock transaction. Included in this acquisition is Merrill Lynch’s approximately 49 percent interest in BlackRock, Inc. (BlackRock), a publicly traded investment management company that manages the BlackRock Fundamental Growth Principal Protected Fund and the BlackRock Basic Value Principal Protected Fund. As discussed in Note 3, Main Place has entered into financial warranty agreements with BlackRock Principal Protected Trust on behalf of each those funds. The acquisition of Merrill Lynch is subject to closing conditions, and shareholder and regulatory approvals, and is expected to close on or around December 31, 2008. Main Place’s management is currently evaluating the potential impact of this merger, if any, on the financial warranty agreements entered into with BlackRock Principal Protected Trust on behalf of the BlackRock Fundamental Growth Principal Protected Fund and the BlackRock Basic Value Principal Protected Fund.

Note 3 – Derivatives – Financial Warranty Agreements

Main Place is in the business of entering into financial warranty agreements with third parties. As of September 30, 2008, Main Place was a party to three financial warranty agreements with third party trusts. The aggregate net asset value of outstanding shares subject to these financial warranty agreements was $175.4 million and $255.8 million at September 30, 2008, and December 31, 2007, respectively. For each of the agreements entered into by Main Place with a third party, Main Place has also entered into a financial warranty agreement with the Parent. Net trading account losses from these agreements totaled $53 thousand and $219 thousand for the three and nine months ended September 30, 2008, respectively, representing increase in losses of $15 thousand and $75 thousand from the corresponding periods in 2007.

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

On November 1, 2002, Main Place entered into a financial warranty agreement with Merrill Lynch Principal Protected Trust (now BlackRock Principal Protected Trust), on behalf of its series Merrill Lynch Fundamental Growth Principal Protected Fund (now BlackRock Fundamental Growth Principal Protected Fund) and Merrill Lynch Investment Managers, L.P. The trust is an open-ended diversified, registered investment company registered under the Investment Company Act of 1940, as amended. Under the terms of the agreement, Main Place provided a financial warranty in the amount of up to $265.9 million in order to ensure that the trust is able to redeem all of the outstanding shares of the series on the maturity date, as defined in the financial warranty agreement. The last day upon which the financial warranty may be drawn is December 1, 2009.

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

On November 1, 2002, Main Place also entered into a financial warranty agreement with Merrill Lynch Principal Protected Trust (now BlackRock Principal Protected Trust), on behalf of its series, Merrill Lynch Basic Value Principal Protected Fund (now BlackRock Basic Value Principal Protected Fund) and Fund Asset Management, L.P. The trust is an open-ended diversified, registered investment company registered under the Investment Company Act of 1940, as amended. Under the terms of the agreement, Main Place provided a financial warranty in the amount of up to $335.8 million in order to ensure that the trust is able to redeem all of the outstanding shares of the series on the maturity date, as defined in the financial warranty agreement. The last day upon which the financial warranty may be drawn is December 1, 2009.

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

Main Place structures these financial warranties to include investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio of the relevant trust to be liquidated and invested in zero-coupon bonds that mature at a preset future date. Main Place is required to fund any shortfall at the preset future date between the value of the trust’s assets and a preset amount. These financial warranties are booked as derivatives and marked to market in the trading portfolio. Main Place has never made a payment to fund any shortfall amount under these products and management believes that any payment obligations that may arise under these financial warranties would not be material.

On February 15, 2006, BlackRock and Merrill Lynch agreed to merge their investment management businesses. As part of the merger with BlackRock, both Merrill Lynch Principal Protected Trust Agreements became the BlackRock Principal Protected Trust Agreements on September 29, 2006, when the merger was completed.

Note 4 – Affiliate Transactions

Main Place maintains its cash and cash equivalent accounts with the Parent. Main Place had $1.2 billion and $971.4 million of time deposits placed with the Parent at September 30, 2008, and December 31, 2007, respectively. Interest income on time deposits placed with the Parent for the three and nine months ended September 30, 2008, was $3.5 million and $17.6 million respectively, compared to $54.6 million and $244.5 million, respectively, for the same prior year periods.

The Parent pays for substantially all general and administrative expenses incurred by Main Place, including but not limited to compensation and incentive benefits and office overhead. Total expenses allocated to Main Place by the Parent for the three and nine months ended September 30, 2008, were $25 thousand and $75 thousand, respectively, and are included in other general and operating expenses.

As described in more detail in Note 3, the Parent has entered into financial warranty agreements with Main Place. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place, where the maximum obligation under the financial warranties is $782.0 million, which corresponds with Main Place’s maximum obligations under financial warranty agreements in favor of third parties. For the three and nine months ended September 30, 2008, Main Place paid $306 thousand and $888 thousand, respectively, of fees to the Parent related to these agreements, compared to $455 thousand and $1.2 million, respectively, for the same prior year periods. These fees are included in Trading losses and fees on the Statement of Income.

Accrued expenses due to affiliates at September 30, 2008, and December 31, 2007, were $101.2 million and $106.6 million, respectively, primarily reflecting income taxes due to the Parent.

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

Main Place’s derivative assets and liabilities are measured at fair value on a recurring basis using significant unobservable inputs and are therefore classified as Level 3 measurements. Management calculates the fair value of the derivative assets and liabilities as the present value of the estimated future cash flows to be exchanged under the financial warranty agreements, including both the estimated liability to the funds and receivable from the Parent valued based on historical market performance of the funds, and the estimated fees to be received from the funds, as disclosed in Note 3, and paid to the Parent. These fees are calculated based on the net asset value of the aforementioned funds as of September 30, 2008.

The table below presents a reconciliation of changes in fair value of derivative instruments for the three and nine months ended September 30, 2008.

Level 3 Fair Value Measurements (Three Months Ended September 30, 2008)

(Dollars in thousands)	Derivative Assets	Derivative Liabilities
Balance, June 30, 2008	$1,073	$(528)
Included in earnings[1]	1,221	(1,273)
Purchases, issuances, and settlements	(390)	293

Balance, September 30, 2008	$1,904	$(1,508)

Changes in unrealized gains or losses associated with assets still held for the three months ended September 30, 2008[1]	$1,221	$(1,273)

(1)	Total gains or losses and unrealized gains or losses are recorded in trading losses.

Level 3 Fair Value Measurements (Nine Months Ended September 30, 2008)

(Dollars in thousands)	Derivative Assets	Derivative Liabilities
Balance, January 1, 2008	$3,794	($2,854)
Included in earnings[1]	(585)	368
Purchases, issuances, and settlements	(1,305)	978

Balance, September 30, 2008	$1,904	($1,508)

Changes in unrealized gains or losses associated with assets still held for the three months ended September 30, 2008[1]	$(585)	$368

(1)	Total gains or losses and unrealized gains or losses are recorded in trading losses.

Note 6 – Subsequent Events

On October 31, 2008, Pioneer Protected Principal Plus Fund had a Permanent Defeasance Event due to equity portfolio values declining to the point that the fund is required to reallocate all investments to fixed income securities portfolios in accordance with the financial warranty agreement. Based on the current calculation, Main Place estimates the potential payment arising from the Permanent Defeasance Event will not be material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total income for the three and nine months ended September 30, 2008, was $3.5 million and $17.3 million, respectively, representing decreases of $51.1 million and $227.0 million from the corresponding periods in 2007. The decreases in the three and nine-month periods were primarily the result of decreased interest on time deposits due to a lower time deposit interest rate for changing time deposit type, and a lower time deposit balance due primarily to the capital distribution and cash dividends paid to the Parent in 2007 in an aggregate amount of approximately $6.4 billion. The trading losses and fees for the three and nine months ended September 30, 2008, increased $15 thousand and $75 thousand from the corresponding periods in 2007, to trading losses and fees of $53 thousand and $219 thousand, respectively. The increased trading losses were due primarily to the lower present value caused by the decrease in the aggregate net asset value of outstanding shares subject to the financial warranty agreements.

Total expenses (excluding income taxes) for the three and nine months ended September 30, 2008, were $55 thousand and $199 thousand respectively, compared to $53 thousand and $159 thousand for the same periods in 2007.

Total net income for the three and nine months ended September 30, 2008, was $2.1 million and $10.6 million, respectively, representing decreases of $31.5 million and $139.9 million, respectively, from the corresponding periods in 2007. As discussed above, the decreases in the three and nine-month periods were primarily a result of decreased interest on time deposits due to the lower time deposit balance and interest rate. Income tax expense for the three and nine months ended September 30, 2008, was $1.3 million and $6.6 million, respectively, representing decreases of $19.6 million and $87.2 million from the corresponding periods in 2007.

Liquidity and Capital Resources

Main Place’s primary source of liquidity is its cash and cash equivalents on hand and interest income thereon. At September 30, 2008, Main Place had approximately $1.2 billion in cash and cash equivalents, which were set as Euro sweep with the Parent. At September 30, 2008, Main Place’s maximum obligation under the financial warranties was $782.0 million and the estimated payout on the financial warranty agreements was $3.1 million, which was calculated through put option valuation model and driven by the net asset values, maturity time and volatility of the stocks. The estimated payout on the financial warranty agreements increased $1.4 million from last quarter mainly due to greater volatility of holding positions and decreases in aggregate net asset values of the funds. The overall potential liability was $1.5 million higher than the present value of the future cash in-flow. Although the estimated payout is higher than the present value of the future cash in-flow, the guarantee amount is still out-of-the-money and Main Place has never made a payment to fund any shortfall amount under these products. As discussed in Note 6, a subsequent event occurred on October 31, 2008 regarding Pioneer Protected Principal Plus Fund. Main Place does not believe that any payment obligations that may arise under its financial warranty agreements and including the subsequent event will be material.

Critical Accounting Estimates and Principles

Main Place’s significant accounting principles are described in Note 2 of its audited financial statements included in Main Place’s 2007 Annual Report on Form 10-K, and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of Main Place’s accounting principles require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment in applying the accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

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

Contractual Obligations

Main Place has entered into financial warranty agreements with the Parent. Under the terms of these agreements, the Parent provides financial warranties in favor of Main Place, and Main Place pays fees to the Parent. The table below is the best estimate of contractual obligations due to the Parent based on the net asset value of the aforementioned funds as of September 30, 2008.

Contractual Liability Table

(Dollars in thousands) Contractual Obligations
	Total	Due in one year or less	Due after one year through three years
Fees to Parent (BlackRock Basic Value Principal Protected Fund)	$657	$591	$66
Fees to Parent (BlackRock Fundamental Growth Principal Protected Fund)	426	383	43
Fees to Parent (Pioneer Protected Principal Plus Fund)	243	197	46

Total	$1,326	$1,171	$155

Item 4(T).	Controls and Procedures

Disclosure Controls and Procedures

Main Place’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to management, including Main Place’s President and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report and pursuant to Rule 15d-15(b) under the Exchange Act, Main Place carried out an evaluation, with the participation of Main Place’s management, including Main Place’s President and Principal Financial and Accounting Officer, of the effectiveness and design of Main Place’s disclosure controls and procedures as defined under Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, Main Place’s President and Principal Financial and Accounting Officer, concluded, as of the end of the period covered by this report, that Main Place’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by Main Place, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in Main Place’s internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, Main Place’s internal control over financial reporting.

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

Main Place Funding, LLC

Date: November 13, 2008	/s/ George C. Carp
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